Form 10QSB
period 1996-06-30
COLECCIONES DE RAQUEL INC
filed 1996-08-13
CIK 920749

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______to _______



Commission File Number 0-24798



                           COLECCIONES DE RAQUEL, INC.
- -------------------------------------------------------------------------------
       (Exact name  of small business issuer as specified in its charter)


            Nevada                                         93-1123005
- ------------------------------------              -----------------------------
(State or other jurisdiction of                   (IRS Employer
of Incorporation)                                 Identification Number)



            9873 S. Santa Monica Blvd., Beverly Hills, California 90212
         -------------------------------------------------------------------
                     (Address of principal executive offices)


                                 (310) 203-9240
                          ---------------------------
                          (Issuer's telephone number)

           ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No
                                 -----         -----

At June 30, 1996, 4,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION


ITEM 1.   Financial Statements                                           PAGE
                                                                         ----

     (a)  Balance Sheet (Unaudited) - June 30, 1996 ......................  1

     (b)  Statements of Operations (Unaudited) - Six months
          ended June 30, 1996 and 1995 and Period from
          Inception (December 1, 1987) to June 30, 1996 ..................  2


     (c)  Statements of Operations (Unaudited) - Three months
          ended June 30, 1996 and 1995....................................  3

     (d)  Statement of Stockholders' Equity (Unaudited) -
          Period from Inception (December 1, 1987) to June 30, 1996 ......  4

     (e)  Statements of Cash Flows (Unaudited) - Six months
          ended June 30, 1996 and 1995 and Period from
          Inception (December 1, 1987) to June 30, 1996...................  5

     (e)  Notes to Unaudited Financial Statements ........................  6


ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation ..............................................  8


PART II - OTHER INFORMATION ..............................................  9

                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                  (Unaudited)

                                                                                     June 30,
                                                                                         1996
                                                                                         ----
ASSETS

    Current assets
               Cash and equivalents                                                  $890,021
               Accounts receivable                                                      5,000
               Inventory                                                               78,204
               Prepaid expenses and other                                              10,219
                                                                                   ----------
               Total current assets                                                   983,444

    Equipment, net of accumulated depreciation of $4,409                               23,833
                                                                                   ----------
    Total assets                                                                   $1,007,277
                                                                                   ----------
                                                                                   ----------
LIABILITIES AND STOCKHOLDERS EQUITY

    Current liabilities
               Accounts payable                                                        $2,947
               Taxes payable                                                            1,373
                                                                                   ----------
               Total current liabilities                                                4,320
                                                                                   ----------
    Stockholders equity
               Preferred stock - $ .001 par value, 10,000,000 shares authorized,
                 100,000 shares issued and outstanding                                    100
               Common stock - $ .0001 par value, 50,000,000 shares authorized,
                 4,000,000 shares issued and outstanding                                  400

               Additional paid in capital                                           1,377,344

               Deficit accumulated during the development stage                     (374,887)
                                                                                   ----------

               Total stockholders equity                                            1,002,957
                                                                                   ----------

    Total liabilities and stockholders equity                                      $1,007,277
                                                                                   ----------
                                                                                   ----------


                     See accompanying notes to financial statements

                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                     Period from
                                                                                       Inception
                                                                                  (Dec. 1, 1987)
                                                      Six Months Ended June 30,               to
                                                      -------------------------         June 30,
                                                             1996          1995             1996
                                                             ----          ----             ----
Sales                                                     $2,923           $861          $16,537
Cost of goods sold                                           848            284            5,591
                                                       ---------       --------        ---------
Gross profit                                               2,075            577           10,946

Selling, general, and administrative expenses            170,671         34,492          419,152
                                                       ---------       --------        ---------

(Loss) from operations                                  (168,596)       (33,915)        (408,206)

Interest income                                           14,919           --             14,919

Litigation settlement income                                --           20,000           20,000
                                                       ---------       --------        ---------

Loss before provision for income taxes                  (153,677)       (13,915)        (373,287)

Provision for income taxes                                  --              800            1,600
                                                                       --------        ---------
Net loss                                               ($153,677)      ($14,715)       ($374,887)
                                                       ---------       --------        ---------
                                                       ---------       --------        ---------

Net loss per common share                                 ($0.04)      ($  --  )
                                                       ---------       --------
                                                       ---------       --------

Weighted average number of common shares                4,000,000      3,494,506
                                                       ----------      ---------
                                                       ----------      ---------



              See accompanying notes to financial statements

                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended June 30,
                                                      ---------------------------
                                                              1996           1995
                                                              ----           ----
Sales                                                         $554           $122
Cost of goods sold                                              85             40
                                                         ---------      ---------

Gross profit                                                   469             82

Selling, general, and administrative expenses               86,188         18,403
                                                         ---------      ---------

Loss from operations                                       (85,719)       (18,321)

Interest income                                             10,097           --

Litigation settlement income                                  --           20,000
                                                         ---------      ---------

Income (loss) before provision for income taxes            (75,622)         1,679

Provision for income taxes                                    --             --
                                                         ---------      ---------

Net income (loss)                                         ($75,622)        $1,679
                                                         ---------      ---------
                                                         ---------      ---------

Net loss per common share                                   ($0.02)        $   --
                                                         ---------      ---------
                                                         ---------      ---------

Weighted average number of common shares                 4,000,000      3,494,506
                                                         ---------      ---------
                                                         ---------      ---------


             See accompanying notes to financial statements

                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
            For the Period from December 1, 1987 (inception) to June 30, 1996

                                     Preferred Stock      Common Stock
                                   -----------------   -------------------    Additional     MMI      Deficit During       Net
                                   Number of           Number of               Paid-in    Settlement    Development    Shareholders'
                                    Shares    Amount     Shares      Amount    Capital    Agreement       Stage           Equity
                                   ---------  ------   ---------    ------    ----------  ----------  --------------   -------------
Net loss from inception
    through December 31, 1993         --      $  --        --       $   --    $    --     $    --        ($36,640)       ($36,640)
                                   -------      ----   ----------      ----   ----------  ----------    ---------      ----------

Balance, December 31, 1993            --         --        --           --         --          --         (36,640)        (36,640)
Common stock issued in
   reorganization                     --         --    20,000,000     2,000       34,754       --           --             36,754
Common stock issued in
   initial public offering            --         --     1,000,000       100       90,990       --           --             91,090
Preferred stock exchanged for
  common stock in connection
  with initial public offering     100,000       100  (20,000,000)   (2,000)       1,900       --           --               --
Exercise of A Warrants                --         --     1,000,000       100      249,900       --           --            250,000
MMI settlement Agreement              --         --        --           --        --        (250,000)       --           (250,000)
Net loss, 1994                        --         --        --           --        --           --         (58,052)        (58,052)
                                   -------      ----   ----------      ----   ----------  ----------    ---------      ----------

Balance, December 31, 1994         100,000      $100    2,000,000      $200     $377,544   ($250,000)    ($94,692)        $33,152
Exercise of B Warrants                --         --     2,000,000       200      999,800       --           --          1,000,000
MMI settlement Agreement              --         --        --           --        --      (1,000,000)       --         (1,000,000)
Cash received from MMI                --         --        --           --        --         849,875        --            849,875
Net loss, 1995                        --         --        --           --        --           --        (126,518)       (126,518)
                                   -------      ----   ----------      ----   ----------  ----------    ---------      ----------

Balance, December 31, 1995         100,000      $100    4,000,000      $400   $1,377,344   ($400,125)   ($221,210)       $756,509
Cash received from MMI                --         --        --           --        --         400,125        --            400,125
Net loss, six months                  --         --        --           --        --           --        (153,677)       (153,677)
                                   -------      ----   ----------      ----   ----------  ----------    ---------      ----------

Balance, June 30,1996              100,000      $100    4,000,000      $400   $1,377,344       --       ($374,887)     $1,002,957
                                   -------      ----   ----------      ----   ----------  ----------    ---------      ----------
                                   -------      ----   ----------      ----   ----------  ----------    ---------      ----------


                                See accompanying notes to financial statements

                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Period from
                                                                                                   Inception
                                                                                              (Dec. 1, 1987)
                                                                   Six Months Ended June 30,              to
                                                                 ---------------------------        June 30,
                                                                       1996            1995            1996
                                                                       ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        ($153,677)       ($14,715)       ($374,887)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Depreciation                                                      1,686             300            4,449
    (Increase) in inventory                                         (36,053)         (2,589)         (78,204)
    Decrease (increase) in prepaid expenses
      and other                                                      22,902         (20,000)          (6,435)
    (Increase) decrease in deposits                                  (5,670)          5,000           (8,784)
    Increase (decrease) in accounts payable
      and loans payable                                             (13,329)          3,947              632
    Increase (decrease) accrued salary                              (15,149)         15,676              --
                                                                  ---------      ----------       ----------

  Net cash used in operating activities                            (199,290)        (12,381)        (463,229)
                                                                  ---------      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                             (6,805)            --           (18,526)
  Leasehold improvements                                             (9,716)            --            (9,716)
                                                                  ---------      ----------       ----------
  Net cash used in investments                                      (16,521)            --           (28,242)
                                                                  ---------      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from MMI settlement agreement                            400,125             --         1,250,000
  Net proceeds from initial public offering                           --                --            91,090
  Loans and paid in capital from preferred
    stockholder                                                       --              1,000           40,402
                                                                  ---------      ----------       ----------
  Net cash provided by financing activities                         400,125           1,000        1,381,492
                                                                  ---------      ----------       ----------

Net increase (decrease) in cash and equivalents                     184,314         (11,381)         890,021
Cash and equivalents at beginning of period                         705,707          12,874             --
                                                                  ---------      ----------       ----------

Cash and equivalents at end of period                              $890,021          $1,493         $890,021
                                                                  ---------      ----------       ----------
                                                                  ---------      ----------       ----------
Supplemental information of non-cash
  investing and financing activities:  exercise
  of warrants and related settlement agreement                     $   --        $1,000,000       $1,250,000
                                                                  ---------      ----------       ----------
                                                                  ---------      ----------       ----------


                     See accompanying notes to financial statements

                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.  BUSINESS

     COLECCIONES DE RAQUEL, INC. (the "Company") designs and markets cosmetics, skin care, fragrance, and lingerie. The Company's cosmetics line is specifically designed for golden skin tones and olive complexions.

2.  UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of June 30, 1996 and for the periods ended
     June 30, 1996 and 1995 included heron are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

3.  WARRANTS AND RELATED SETTLEMENT AGREEMENT

     In August 1994, the Company completed an initial public offering of its securities. The Company sold 1,000,000 units at $.10 per unit for gross proceeds of $100,000 on a self-underwritten basis. Expenses of the offering were $8,910. Each unit consists of one share of common stock and one Class A Warrant. The Class A Warrants were exercisable for one share of common stock and two Class B Warrants at a price of $.25 each. The Class B Warrants were exercisable for one share of common stock and one Class C Warrant at a price of $.50 each. The Class C Warrants were to be exercisable for one share of common stock at a price of $1.00 each.

     In November 1994, all of the A Warrants were exercised in a transaction which the Company claims was fraudulent. Although the Company received no portion of the $250,000 exercise price, Units consisting of one share of common stock and two B Warrants were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the A Warrants.

     In February 1995, all of the B Warrants were exercised in a transaction which the Company claims was fraudulent. Although the Company received no portion of the $1,000,000 exercise price, Units consisting of one share of common stock and one C Warrant were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the B Warrants.

     The shares of common stock issued in the Company's initial public offering and upon exercise of the A Warrants and B Warrants (collectively, "Shares") have been publicly traded. Although the C Warrants were also purportedly exercised without the receipt by the Company of the exercise price, the Company believes that the shares issued upon exercise of the C Warrants were not traded and the Company has canceled the C Warrants and the shares issued upon their exercise.

     In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares following their

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


3.  WARRANTS AND RELATED SETTLEMENT AGREEMENT (CONTINUED)

     exercise by third party entities. MMI has expressly denied any involvement in the exercise of the A Warrants, B Warrants, and C Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill, MMI agreed to pay the Company the exercise price of the A Warrants ($250,000) and B Warrants ($1,000,000). As of June 30, 1996, the Company had received all of the settlement.

     The Company has agreed within one year of the Agreement to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares which could have been purchased upon exercise of the C Warrants which were issued upon exercise of the B Warrants and subsequently canceled by the Company. As part of the Agreement with MMI, the Company has consented to MMI commencing legal proceedings in the name of MMI or the Company against third parties to recover MMI's damages suffered as a result of or in connection with MMI's purchase of the Shares and has agreed to assist and cooperate with MMI in any such action.

4.  LEGAL PROCEEDING

     On December 8, 1993, Raquel Zepeda dba Colecciones de Raquel, a California sole proprietorship, filed a civil action in the State of California Superior Court, Los Angeles County, against Rixima, Inc. ("Rixima") and J.C. Penny, Inc., alleging violation of the Lanham Act, trade name infringement, unfair competition, invasion of privacy and conspiracy, claiming that Rixima had used Ms. Zepeda's likeness in connection with the marketing of cosmetic products using its "Raquel" and "Raquelle" trademarks. Ms. Zepeda also filed an objection to the trademark applications filed by Rixima. Rixima removed the action to the United States District Court, Central District of California.

     On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Release with Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the sale of its line of cosmetic products to Hispanic women. The Company and Rixima are negotiating an Amended Covenant Not to Sue for the purpose of clarifying that the Company is bound by the covenant and permitting the Company to use "Colecciones de Raquel" in connection with any product.

5.  LEASE

     In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Although the Company continued to have limited operations and sales during the three month period ended June 30, 1996, revenues exceeded revenues for the three month period ended June 30, 1995, as a result of sales from the Company's boutique, in operation since May of 1996. For the six month period ended June 30, 1996, revenues exceeded revenues for the six month period ended June 30, 1995, due to both sales from the boutique and from the test-marketing of the Company's fragrance "Sabor A Mi, Melody of Eternal Passion" during January and February of 1996. The test marketing was terminated and the Company's full line of cosmetics, skincare, fragrance, and lingerie is now sold from the Beverly Hills boutique.

Selling, general, and administrative expenses increased substantially over those for the three month period for the prior year. The increase was largely due to accounting and legal expenses in conjunction with the filing of reports under the Securities Exchange Act of 1934, and also due to increased payroll expenses. The Company has also entered into a three year lease for a second boutique location.

Due to the Company's limited operations, management does not believe that historical revenues, margins, or expenses for the period ended June 30, 1996, are indicative of future operating results.

MATERIAL CHANGES IN FINANCIAL CONDITION

During the three month period ended June 30, 1996, the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, without any offsetting inflows from financing activities. Inventory levels increased for the three month period ended June 30, 1996, as the Company produced and purchased products for sale. Interest income increased during the three month period ended June 30, 1996.

During the three month period ended June 30, 1996, the Company entered into a three-year lease for a second boutique location in the financial district of downtown Los Angeles. Monthly rent for the 900 square foot storefront is $1,451.

The Company's available cash at June 30, 1996, is expected to be sufficient to defray the Company's operating expenses through calendar year 1996, and possibly for some time thereafter. At such time as the cash is exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

                         PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On December 8, 1993, Raquel Zepeda dba Colecciones de Raquel, a California sole proprietorship, filed a civil action in the State of California Superior Court, Los Angeles County, against Rixima, Inc. ("Rixima") and J.C. Penny, Inc., alleging violation of the Lanham Act, trade name infringement, unfair competition, invasion of privacy and conspiracy, claiming that Rixima had used Ms. Zepeda's likeness in connection with the marketing of cosmetic products using its "Raquel" and "Raquelle" trademarks. Ms. Zepeda also filed an objection to the trademark applications filed by Rixima. Rixima removed the action to the United States District Court, Central District of California.

On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Release with Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the sale of its line of cosmetic products to Hispanic women. The Company and Rixima are negotiating an Amended Covenant Not to Sue for the purpose of clarifying that the Company is bound by the covenant and permitting the Company to use "Colecciones de Raquel" in connection with any product.

Item 2.  CHANGES IN SECURITIES

             Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

             Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Inapplicable.

Item 5.  OTHER INFORMATION

             Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           Inapplicable.

      (b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COLECCIONES DE RAQUEL, INC.
                                     (Registrant)


Dated:  August 9, 1996               By:
                                        --------------------------------------
                                        Raquel Zepeda, Chief Financial Officer