Form 10QSB
period 1996-09-30
COLECCIONES DE RAQUEL INC
filed 1996-11-12
CIK 920749

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______to _______


Commission File Number 0-24798

                          COLECCIONES DE RAQUEL, INC.
  (Exact name  of small business issuer as specified in its charter)

          NEVADA                                       93-1123005
(State or other jurisdiction of                   (IRS Employer
of Incorporation)                                  Identification Number)

         9873 S. Santa Monica Blvd., Beverly Hills, California 90212
                  (Address of principal executive offices)

                                (310) 203-9240
                           (Issuer's telephone number)

           --------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X       No
                        ---         ---
At September 30, 1996 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             PAGE
                                                                           ----
     (a)  Balance Sheet (Unaudited) - September 30, 1996 . . . . . . . . . .  1

     (b)  Statements of Operations (Unaudited) - Nine months
          ended September 30, 1996 and 1995 and Period from
          Inception (December 1, 1987) to September 30, 1996 . . . . . . . .  2

     (c)  Statements of Operations (Unaudited) - Three months
          ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . .  3

     (d)  Statement of Stockholders' Equity (Unaudited) -
          Period from Inception (December 1, 1987) to September 30, 1996 . .  4

     (e)  Statements of Cash Flows (Unaudited) - Nine months
          ended September 30, 1996 and 1995 and Period from
          Inception (December 1, 1987) to September 30, 1996 . . . . . . . .  5

     (e)  Notes to Unaudited Financial Statements. . . . . . . . . . . . . .  6


ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  9

                               COLECCIONES DE RAQUEL, INC.

                              (A DEVELOPMENT STAGE COMPANY)

                                       BALANCE SHEET
                                        (UNAUDITED)


                                                       SEPTEMBER 30,
                                                                1996
                                                                ----
ASSETS
  Current assets
    Cash and equivalents                                    $813,251
    Inventory                                                 84,677
    Deposit paid and other                                    14,995
                                                            --------
    Total current assets                                     912,923

  Equipment, Furniture & Fixtures, net of accumulated
    depreciation of $5,549                                    30,883
                                                            --------

  Total assets                                              $943,806
                                                            --------
                                                            --------

Liabiliites and Stockholders Equity
  Current liabilities
    Taxes payable                                              1,489
    Total current liabilities                                  1,489
                                                            --------

  Stockholders equity
    Common stock - $.0001 par value, 50,000,000 shares
      authorized, 24,000,000 shares issued and outstanding     2,400

    Additional paid in capital                             1,375,444

    Deficit accumulated during the development stage        (435,527)
                                                            --------
    Total stockholders equity                                942,317
                                                            --------

  Total liabilities and stockholders equity                 $943,806
                                                            --------
                                                            --------


             See accompanying notes to financial statements.

                               COLECCIONES DE RAQUEL, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                         PERIOD FROM
                                                                           INCEPTION
                                                                      (DEC. 1, 1987)
                                                                                  TO
                                     NINE MONTHS ENDED SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996        1995            1996
                                                    ----        ----            ----

SALES                                         $    4,313   $     926       $  17,926
Cost of goods sold                                 1,251         305           5,994
                                              ----------   ---------       ---------

Gross profit                                       3,061         621          11,932

Selling, general, and administrative
 expenses                                        242,575      70,220         491,056
                                              ----------   ---------       ---------

(Loss) from operations                          (239,514)    (69,599)       (479,124)

Interest income                                   25,197        -             25,197

Litigation settlement income                        -         20,000          20,000
                                              ----------   ---------       ---------

Loss before provision for income taxes          (214,317)    (49,599)       (433,927)

Provision for income taxes                          -            800           1,600
                                              ----------   ---------       ---------
Net loss                                      $ (214,317)  $ (50,399)      $(435,527)
                                              ----------   ---------       ---------
                                              ----------   ---------       ---------

Net loss per common share                     $   (0.003)  $   (0.01)
                                              ----------   ---------

Weighted average number of common shares      24,000,000   3,664,233
                                              ----------   ---------
                                              ----------   ---------

             See accompanying notes to financial statements.

                         COLECCIONES DE RAQUEL, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                                            1996        1995
                                                            ----        ----

Sales                                                 $    1,389   $      65

Cost of goods sold                                           403          21
                                                      ----------   ---------

Gross profit                                                 986          44

Selling, general, and administrative expenses             71,904      35,728
                                                      ----------   ---------

Loss from operations                                     (70,918)    (35,684)

Interest income                                           10,278        -

Income (loss) before provision for income taxes          (60,640)    (35,684)

Provision for income taxes                                  -           -
                                                      ----------   ---------

Net income (loss)                                     $  (60,640)  $ (35,684)
                                                      ----------   ---------
                                                      ----------   ---------

Net loss per common share                             $  (0.003)   $   (0.01)
                                                      ----------   ---------
                                                      ----------   ---------

Weighted average number of common shares              24,000,000   3,494,506
                                                      ----------   ---------
                                                      ----------   ---------



             See accompanying notes to financial statements.

                         COLECCIONES DE RAQUEL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 1, 1987 (INCEPTION) TO SEPTEMBER 30, 1996

                                  Preferred Stock          Common Stock
                                 ------------------    -------------------   Additional       MMI     Deficit During      Net
                                 Number of             Number of              Paid-in     Settlement    Development   Shareholders'
                                  Shares     Amount     Shares      Amount    Capital      Agreement       Stage         Equity
                                 ---------   ------    ----------  -------  -----------  ------------ --------------  -------------
Net loss from inception
 through December 31, 1993            --      $ --           --    $   --   $       --   $        --    $ (36,640)    $   (36,640)
                                 --------     -----    ----------  -------   ----------   -----------   ---------     -----------
Balance, December 31, 1993            --        --           --        --           --            --      (36,640)        (36,640)
Common stock issued in
 reorganization                       --        --     20,000,000    2,000       34,754           --          --           36,754
Common Stock issued in
 initial public offering              --        --      1,000,000      100       90,990           --          --           91,090
Preferred stock exchanged for
 common stock                     100,000       100   (20,000,000)  (2,000)       1,900           --          --              --
Exercise of A Warrants                --        --      1,000,000      100      249,900           --          --          250,000
MMI settlement Agreement              --        --            --       --           --       (250,000)        --         (250,000)
Net loss, 1994                        --        --            --       --           --            --      (58,052)        (58,052)
                                 --------     -----    ----------  -------   ----------   -----------   ---------     -----------
Balance, December 31, 1994        100,000     $ 100     2,000,000  $   200   $  377,544   $  (250,000)   $(94,692)    $    33,152
Exercise of B Warrants                --        --      2,000,000      200      999,800           --          --        1,000,000
MMI settlement Agreement              --        --            --       --           --     (1,000,000)        --       (1,000,000)
Cash received from MMI                --        --            --       --           --        849,875         --          849,875
Net loss, 1995                        --        --            --       --           --            --     (126,518)       (126,518)
                                 --------     -----    ----------  -------   ----------   -----------   ---------     -----------
Balance, December 31, 1995        100,000     $ 100     4,000,000  $   400   $1,377,344   $  (400,125)  $(221,210)    $   756,509
Cash received from MMI                --        --            --       --           --        400,125         --          400,125
Common stock exchanged for
 Preferred stock                 (100,000)     (100)   20,000,000    2,000   $   (1,900)
Net loss, nine months                 --        --            --       --           --            --     (214,317)       (214,317)
                                 --------     -----    ----------  -------   ----------   -----------   ---------     -----------
Balance, September 30, 1996           --        --     24,000,000  $ 2,400   $1,375,444           --    $ 435,527     $   942,317
                                 --------     -----    ----------  -------   ----------   -----------   ---------     -----------
                                 --------     -----    ----------  -------   ----------   -----------   ---------     -----------



                See accompanying notes to financial statements

                        COLECCIONES DE RAQUEL, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                 PERIOD FROM
                                                                  INCEPTION
                                         NINE MONTHS ENDED      (DEC. 1, 1987)
                                            SEPTEMBER 30,             TO
                                       -----------------------  SEPTEMBER 30,
                                         1996         1995           1996
                                       ---------    ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             $(214,317)   $  (50,399)  $ (435,527)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities
    Depreciation                           2,826           450        5,549
    (Increase) in inventory              (42,527)      (11,578)     (84,677)
    Decrease (increase) in prepaid
     expenses and other                   20,879       (10,000)      (8,459)
    (Increase) decrease in deposits       (3,422)        2,800       (6,536)
    Increase (decrease) in accounts
     payable, loans payable, and
     accrued salary                      (27,662)       23,696        1,488
                                       ---------    ----------   ----------

    Net cash used in operating
     activities                         (264,223)      (45,031)    (528,162)
                                       ---------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment, furniture &
   fixtures, and leasehold
   improvements                          (28,358)            -      (36,431)
                                       ---------    ----------   ----------

    Net cash used in investments         (28,358)            -      (36,431)
                                       ---------    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from MMI settlement
   agreement                             400,125       250,000    1,250,000
  Net proceeds from initial public
   offering                                    -             -       91,090
  Loans and paid in capital from
   preferred stockholder                       -         1,000       36,754
                                       ---------    ----------   ----------
    Net cash provided by financing
     activities                          400,125       251,000    1,377,844
                                       ---------    ----------   ----------

Net increase (decrease) in cash and
 equivalents                             107,544       205,969      813,251

Cash and equivalents at beginning
 of period                               705,707        12,874            -
                                       ---------    ----------   ----------

Cash and equivalents at end of
 period                                $813,251     $  218,843   $  813,251
                                       ---------    ----------   ----------
                                       ---------    ----------   ----------

Supplemental information of non-cash
 investing and financing activities:
 exercise of warrants and related
 settlement agreement                  $       -    $1,000,000   $1,250,000
                                       ---------    ----------   ----------
                                       ---------    ----------   ----------


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

2.   UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of September 30, 1996 and for the periods ended September, 1996 and 1995 included heron are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

     On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Releasewith Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the sale of its line of cosmetic products to Hispanic women. The Company and Rixima are negotiating an Amended Covenant Not to Sue for the purpose of clarifying that the Company is bound by the covenant and permitting the Company to use "Colecciones de Raquel" in connection with any product.


5.   LEASE

     In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Although the Company continued to have limited operations and sales during the three month period ended September 30, 1996, revenues exceeded revenues for the three month period ended September 30, 1995, as a result of sales from the Company's two boutiques, one in operation since May of 1996 and one in operation since September 1996. For the nine month period ended September 30, 1996, revenues exceeded revenues for the nine month period ended September 30, 1995, due to both sales from the boutiques and from the test-marketing of the Company's fragrance "Sabor A Mi, Melody of Eternal Passion" during January and February of 1996. The test marketing was terminated and the Company's full line of cosmetics, skincare, fragrance, and lingerie is now sold from the Beverly Hills boutique and from the downtown Los Angeles boutique.

     Selling, general, and administrative expenses increased substantially over those for the three month period for the prior year. The increase was largely due to accounting and legal expenses in conjunction with the filing of reports under the Securities Exchange Act of 1934, expenses in conjunction with the refurbishment and opening of the downtown boutique, and also due to increased payroll expenses.

     Due to the Company's limited operations, management does not believe that historical revenues, margins, or expenses for the period ended September 30, 1996, are indicative of future operating results.


     MATERIAL CHANGES IN FINANCIAL CONDITION

     During the three month period ended September 30, 1996, the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, without any offsetting inflows from financing activities. Inventory levels increased for the three month period ended September 30, 1996, as the Company produced and purchased products for sale. Interest income increased during the three month period ended September 30, 1996.

     The Company's available cash at September 30, 1996, is expected to be sufficient to defray the Company's operating expenses through calendar year 1996, and possibly for some time thereafter. At such time as the cash is exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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


Item 2.  CHANGES IN SECURITIES

     The rights of the holder of the Series A Preferred stock (the entire issue of 100,000 shares being held by the President, Raquel Zepeda) have been amended by the Board of Directors to allow the conversion of said Series A Preferred stock into common stock at the rate of one share of Series A Preferred stock for 200 shares of Common stock at any time.

     The Board of Directors has further directed the Corporation to issue 20,000,000 shares of common stock to the President, Raquel Zepeda, in exchange for the 100,000 shares of Series A Preferred stock held by her, and to retire the said Series A Preferred stock. This brings the total of issued and outstanding common stock of the Corporation to 24,000,000 shares. This action is anticipated to have a material dilutive effect on the holders of the Corporation's outstanding common stock.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     Inapplicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.


Item 5.  OTHER INFORMATION

     The Corporation mailed a Proxy and Information Statement and 1995 Annual Report to its' stockholders of record (as of August 15, 1996) commencing on September 26, 1996 in preparation for the Annual Meeting of Stockholders on October 12, 1996.


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

                                      COLECCIONES DE RAQUEL, INC.
                                      (Registrant)


Dated: November 9, 1996               By: /s/  RAQUEL ZEPEDA
                                         --------------------------------------
                                         Raquel Zepeda, Chief Financial Officer