Form 10KSB
period 1996-12-31
COLECCIONES DE RAQUEL INC
filed 1997-03-31
CIK 920749

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to



COMMISSION FILE NUMBER:  0-24798



                             COLECCIONES DE RAQUEL, INC.
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


     Nevada                                             93-1123005
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9873 S. Santa Monica Boulevard
Beverly Hills, CA                                          90212
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number: (310) 203-9240


Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                               (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X       No
           ----         ----
     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $5,563.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 (based upon the average bid and asked prices) was $5,000,000.

     The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of March 31, 1997 was 24,000,000.

     Documents incorporated by reference:  None.

     Transitional Small Business Issuer Format (check one):
     Yes       No   X
         ----     ----

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

     COLECCIONES DE RAQUEL, INC. (the "Company") was organized under the laws of the State of Nevada on August 6, 1993. As of December 31, 1993, the Company issued 20,000,000 shares of its common stock, $.0001 par value, to Ms. Raquel Zepeda in exchange for the business known as Colecciones De Raquel ("CDR") which had been operated by Ms. Zepeda as a sole proprietorship since December 1, 1987. See "Item 12. Certain Relationships and Related Transactions". Unless the context indicates otherwise, the term "Company" includes COLECCIONES DE RAQUEL, INC. and CDR.

     HISTORICAL DEVELOPMENT. Ms. Zepeda decided to develop the Company's products primarily because, as a first generation Mexican American, she was dissatisfied with the types of cosmetics available specifically for Hispanics. In developing the Company's product line, Ms. Zepeda selected those colors that she believed would complement the skin tones of the targeted market. In selecting these colors, Ms. Zepeda recognized that the persons to whom these products would be marketed may be categorized as having light, medium or dark skin tones. As a result, the shades of colors included in each collection have been geared to each particular group. See "Products" below.

     From December 1, 1987 until the closing of the Company's initial public offering, Ms. Zepeda, on a part-time basis, developed the Company's present product line and conducted minimal marketing activities for these products. Due to her limited financial resources, Ms. Zepeda was unable to conduct extensive marketing of these products. From December 1, 1987 to September 30, 1994, total sales of products aggregated $4,438 and net losses aggregated $70,805.

     During this period, both Ms. Zepeda and her products received publicity in both English and Spanish media including AVISA magazine, the Hispanic Fashion Designer's Showcase and Spanish publications MUNDO ARTISTICO, NEGOCIOS Y FINANZAS, and NOTICIAS DEL MUNDO. Ms. Zepeda has also been interviewed on both English and Spanish television stations. This publicity has featured both Ms. Zepeda and the Company's products. The Company's products were described as being designed for people with "golden" complexions and designed for the Hispanic and similar markets. Although the Company believes that this publicity will assist it in its future marketing efforts, there is no assurance that it will have any benefit.

     PUBLIC OFFERING. As part of an initial public offering in August 1994, the Company issued 1,000,000 Units of securities for an aggregate offering price of $100,000. The Company realized net proceeds of $91,090 from the sale of the Units. Each Unit consisted of one share of common stock and one A Warrant. Each A Warrant entitled was exercisable at an exercise price of $.25 per A Warrant for one share of common stock and two B Warrants. Each B Warrant was exercisable at an exercise price of $.50 per B Warrant for one share of common stock and one C Warrant. Each C Warrant was to be exercisable at $1.00 per C Warrant for one share of common stock.

     Utilizing the net proceeds from its initial public offering, the Company ordered product and packaging and placed print and radio advertisements. The Company's print advertising, which ran for a single month in the Spanish language editions of Cosmopolitan, Elle and Marie Claire, resulted in little customer response. The Company's radio advertisements ran over a three month period and resulted in numerous requests for product samples from potential customers but only limited mail order sales.

     The Company utilized substantially all of the net proceeds from the public offering during the year ended December 31, 1994. The Company's business operations during the year ended December 31, 1994 resulted in only minimal revenues and, at year end, the Company had only a small amount of cash available to finance continuing operations on an extremely limited basis.

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

     In February 1995, all of the B Warrants were exercised in a transaction which the Company claims was fraudulent. Although the Company received no portion of the $1,000,000 exercise price, Units consisting of one share of common stock and one C Warrant were issued by the Registrant's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the B Warrants.

     The shares of common stock issued in the Company's initial public offering and upon exercise of the A Warrants and B Warrants (collectively, "Shares") have been publicly traded. The C Warrants were not exercised and were cancelled by the Company.

     In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the Shares following their exercise by third party entities. MMI has expressly denied any involvement in the exercise of the A Warrants, B Warrants and C Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill among its present and potential future customers and its goodwill in the securities markets in the Asia-Pacific region, MMI has agreed to make installment payments to the Company an amount equal to the unpaid exercise price of the A Warrants ($250,000) and B Warrants ($1,000,000) which the Company will accept as and for full payment of the exercise price. As of December 31, 1996, the Company had received the full $1,250,000 of the exercise price for the A Warrants and B Warrants.

     The Company had agreed within one year of the Agreement to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares which could have been purchased upon exercise of the C Warrants which were issued upon exercise of the B Warrants and subsequently cancelled by the Company. The year expired without any action by MMI on this option.

     As a part of the agreement with MMI, the Company has consented to MMI commencing and prosecuting legal proceedings in the name of MMI or the Company against third parties to recover MMI's damages suffered as a result of or in connection with MMI's purchase of the Shares and has agreed to assist and cooperate with MMI in any such action.

     RECENT OPERATIONS. In October 1995, as a part of a test marketing campaign for the fragrance, "Sabor A Mi, Melody of Eternal Passion", the Company licensed the right to use a cart in the Montebello Town Center in Montebello, California on a month to month basis. The Company selected the Montebello Town Center for its cart location based on the heavy Hispanic traffic in the mall. Base rent for the cart was $1,500 per month for October 1995 and $3,500 per month for November and December 1995. The cart license required the Company to pay percentage rent of fifteen percent (15%) of its net sales in excess of $10,000 per month for October 1995 and $23,333 per month for November and December 1995. The Company continued licensing the cart through February 29, 1996 at a rate of $1,500 per month. Although sales were insufficient to cover the rental and staffing cost of the cart, the Company considered the test marketing fulfilled and terminated the cart operation in order to expand to a boutique to sell and market its entire collection of cosmetics, fragrance and lingerie.

     In September, 1995, the Company entered into a two (2) year lease for a 700 square foot store front in Beverly Hills, California on little Santa Monica Boulevard across from the Peninsula Hotel. Monthly rent for the space which the Company is utilizing for both showroom and offices is $1,100 per month. The grand opening of the showroom boutique was May 3, 1996.

     At the showroom boutique location, the Company offers its cosmetics line which includes foundation, concealer, face powder and blush products, eye shadow, eye liners, mascara, lip liners and lipstick; its Sabor A Mi fragrance in both perfume and spray cologne; and its skin care products for dry, normal and oily skin types. The Company also offers a small number of lingerie pieces at its showroom location.

     In May 1996, the Company entered into a three (3) year lease for a second boutique location in the financial district of downtown Los Angeles. Monthly rent for the 900 square foot storefront is $1,451. The Company offers the same full line of its cosmetics, fragrance, skincare, and lingerie at its downtown location.

     In March 1997, the Company hired on a full-time basis an executive vice president of sales and marketing, responsible for sales and development of new distribution channels. The Company has under development a man's fragrance called !Peligro! (trademark pending) and a compact disc of romantic songs sung mostly in Spanish.

     The Company warehouses it inventory at a public warehouse facility in Los Angeles, California. The facility offers transportation, repack services and computerized order/retrieval and product handling.

BUSINESS OF THE ISSUER.

     PRINCIPAL PRODUCTS.

     The Company has developed a line of cosmetics that it believes will have appeal to the Hispanic and Asian markets. These markets also include certain Mediterranean, European and Pacific Islanders. Persons in these markets are sometimes referred to as having "golden" skin tones. The Company's cosmetic line is intended to appeal to these markets by complementing their "golden" skin tones.

     The Company's cosmetics line consists of three separate collections, each of which is intended for use by persons having different shades of "golden" skin tones. These collections are as follows:

     COLECCION DE LA LUNA (Moon Collection) is intended for persons who fall into the category of having light "golden" skin tones.

     COLECCION DEL SOL (Sun Collection) is intended for persons who have medium "golden" skin tones.

     COLECCION TERRESTRE (Earth Collection) is intended for persons considered to have dark "golden" skin tones.

     Each collection consists of items in various shades, including foundations, blush, lip liner, lipstick and powder. Each of these items comes in various colors and are intended to complement the overall appearance of the person. The Company utilizes a color chart in order to aid the consumer in selecting which particular collection is appropriate for their particular skin tone.

     The items included in each collection are available both as a complete collection and as individual items. The Company believes that, by making the items in each collection individually available, a consumer may desire to "test" a certain item before purchasing an entire collection. For persons who purchase an entire collection, replacement items are available when a particular item has been used.

     The Company believes that consumers who are satisfied with their purchases (either a complete collection or individual items) will also be willing to purchase items in other collections to expand their range of available cosmetics.

     During the course of developing the Company's cosmetic line, Ms. Zepeda also designed other products intended to complement its cosmetic line, including a skin care line. Additionally, Ms. Zepeda is working on the design of "!Peligro!", a men's fragrance which the Company plans to launch in 1997. Ms. Zepeda previously designed the fragrance which the Company is marketing under the trademarked name, "Sabor A Mi, Melody of Eternal Passion". As a complement to its cosmetics, skin care and fragrance products, the Company is also offering a small selection of lingerie at its showroom boutique location.

     The Company's products are intended for use by individuals. As such, there is a possibility that claims for product liability may be made against the Company. Although the producers of the Company's products have advised the Company that they maintain product liability insurance, there is no assurance that such insurance is adequate or will be applicable if claims are made against the Company. The Company does not presently plan to obtain product liability insurance. Accordingly, any claims relating to product liability may have a negative effect on the Company.

     PRINCIPAL MARKETS AND MARKETING STRATEGY.

     The Company believes that the principal market for its cosmetic and fragrance products is among Hispanic and Asian women. During the near term, the Company intends to concentrate on marketing its products in the Los Angeles, California which contains a large and growing number of Hispanics and Asians. Approximately 3.8 million Hispanics reside in the Los Angeles, California area and comprise approximately 19% of the entire United States Hispanic population. The 1990 census indicated that one out of four people in the United States is now black, Hispanic, Asian or American Indian as compared to one in five in the 1980 census. This census also indicated that during the 1980's, the Asian population grew by 107 percent and the Hispanic population grew by 53 percent. The Company believes that the number of Hispanics and Asians in the Los Angeles, California area and their percentage of population growth exceed the national statistics. Consultant Wendy S. Liebmann (WSL Marketing, Inc., New York) has noted that by the year 2001, nearly 30 percent of the United States population will be non-Anglo and will consist of 11 percent Hispanic, 12 percent Afro-American and 4 percent Asian.

     Companies such as Avon, Pavion Ltd. and Proctor & Gamble have made directional changes in advertising content and product orientation in an effort to more effectively reach the non-Anglo market. In 1994, Avon printed a bilingual brochure targeted to Hispanic women in a small test-market study. Avon has identified the Hispanic market as promising because professional appearance is very important to Hispanics and because Hispanic children are introduced to makeup and jewelry at an early age. Avon research reflects that its average order for Hispanics is about $9 higher than for non-Hispanics. Market studies have confirmed that Hispanics generally spend more on consumer goods per capita than do other market segments. Ivax, a large Miami-based drug and cosmetics company recently purchased the Iman Cosmetics and Skincare line targeted primarily at Afro-American women.

     Other major cosmetics companies seem to be retreating in their efforts to provide shades for non-anglo women. It was recently reported that Revlon's ColorStyle (launched in 1991) and Maybelline's Shades of You (1989) have stopped updating colors. Women's Wear Daily reported that Cover Girl's darker shades performed poorly because consumers did not know that the line targeted their skin types.

     The Company's marketing efforts promote the use of the Company's products to the "golden" skin tones of Hispanic women. Marketing efforts will also emphasize that the Company's products have been developed by Ms. Zepeda who, as a first generation Mexican-American, is familiar with the cosmetic needs of Hispanic women. The Company's marketing efforts will also take into account the high levels of service which Hispanic shoppers expect. The Company believes that Ms. Zepeda's understanding of the Hispanic customer will be a valuable resource in developing a marketing strategy and directing the Company's marketing efforts.

     Roughly one-half of all U.S. Hispanics arrived in the United Stated after 1980. Radio, after television, is reportedly the second most important used media among Hispanics with approximately 64% of U.S. Hispanic men and women listening to Spanish-language radio. Almost 30% of U.S. Hispanics read Spanish-language newspapers and magazines. The Company believes that marketing to Hispanics in their language will be much more effective.

     Prior to its initial public offering, the Company's marketing efforts were extremely limited due to Ms. Zepeda's limited financial resources.
These marketing efforts primarily consisted of printing brochures, both in English and Spanish, describing the Company's products and purchasing product to be used for demonstration. Prior to its initial public offering, the Company's products were demonstrated in two independent salons and resulted in aggregate sales of $3,624 during the period from December 1, 1987 through April 30, 1994.

     Following the initial public offering, the Company advertised its products on a limited basis through print advertising in selected Spanish language magazines and through radio advertising which featured its Sabor A Mi, Melody of Eternal Passion fragrance. The Company has discontinued all magazine advertisements, except for advertisements in GUEST INFORMANT and GUIDE TO BEVERLY HILLS. The Company is principally pursuing radio advertising on Spanish language stations which has yielded a more positive customer response, but has also placed limited advertisements in a local Spanish language magazine which is delivered to approximately 2,000 Los Angeles area households each week. The Company's radio advertisements include the Company's toll-free number which is answered by a Spanish-speaking operator directing the customer as to where the Company's products can be purchased at its retail locations and offering a mail order purchase option. The Company provides some product samples to potential customers as a part of its promotional efforts.

     The fragrance was named after a world-famous Latin love song, "Sabor A Mi". Ms. Zepeda has recorded a jazz-style version of the song which is currently a give-away with the purchase of the cologne or perfume. The Company intends to produce a CD containing approximately six (6) songs sung by Ms. Zepeda, including "Sabor A Mi". Additionally, the CD will contain a fragrance strip of "Sabor A Mi, Melody of Eternal Passion", with sales information. The CD will be a give-away with purchase and also be available for purchase in select music stores.

     The Company intends to market its products utilizing the services of Ms. Zepeda and employees, and does not plan to utilize the services of any other individual or firm spokesperson for these marketing efforts. The Company's ability to maintain or expand its marketing efforts is directly dependent on the level of sales and profitability achieved from its marketing of its products.

     DISTRIBUTION.

     The Company has not entered into any agreements for the sale of any products and there is no assurance that the Company will be able to enter into any such contracts. Over the long term, the Company may market its products to retailers, including specialty stores and department stores. The Company currently sells its products through its two locations in Beverly Hills and downtown Los Angeles.

     The Company has been informed that certain organizations such as department stores and chain stores have instituted programs where they will endeavor to purchase products from minority owned businesses. The Company believes that it meets the criteria for these programs, but has not been advised that it is eligible for inclusion in any of these programs. There is no assurance that the Company will be eligible for inclusion in any of these programs. If the Company is included in any of these programs, the amount of product sales to be derived therefrom is presently undeterminable.

     COMPETITION.

     There are numerous other companies that produce and sell cosmetics. Substantially all of these companies are significantly larger, better financed and more established than the Company. These companies have established customers and are continually seeking to obtain additional customers. The Company's competitors are in a better position to effectively market their products and offer various incentives to their customers. The Company will be directly competing with these companies in marketing its products.

     The Company faces competition from other cosmetic product companies. Major companies with which the Company competes include Revlon, Estee Lauder, Maybelline, Mary Kay and Avon. Many of the Company's competitors have extensive consumer loyalty and awareness which is supplemented by ongoing advertising and other promotions. The Company's limited financial resources will not enable it to conduct similar advertising and promotions and will place the Company at an extreme competitive disadvantage.

     Due to the high level of competition and the Company's limited resources, the Company will face continuing intense competition in all aspects of its business.

     RAW MATERIALS.

     The Company's products are produced by independent third parties who also obtain the materials used to produce these products. The Company believes that these materials are available from various sources at competitive prices. The Company has made arrangements with Your Name Cosmetics, an independent manufacturer of cosmetic and other related products to be its initial source of supply for its products. This company produced the limited amount of products used by the Company in its previous activities. Although the Company has not entered into any agreement with this company, the Company has been informed that this supplier will be able to fulfill the Company's expected limited need for products on a timely basis. The Company anticipates that it will be required to prepay a portion of the price for the products purchased from this supplier upon placing an order and the balance payable upon delivery of the products. Accordingly, the Company does not expect to receive credit terms from this supplier. The Company also anticipates that, in the future, it may be able to obtain thirty day credit terms from this supplier if the level of its purchases increases. No discussions have been held regarding any such credit terms and there is no assurance that the Company will be able to purchase products without paying for them in advance. The Company has not experienced any difficulties in obtaining required products from these producers. However, the Company's experience in obtaining these products may not be indicative of its ability to obtain products in the future due to its minimal operations to date.

     The Company has not entered into any contracts for either the materials used in producing its products or the production of these products. Accordingly, there can be no assurance that the Company will be able to obtain products in quantities, at prices, and at required times to meet its needs. These needs include fulfilling future sales commitments.

     The Company does not plan to carry significant amounts of either materials or finished products in its inventory. Therefore, it will be relying on third parties to supply it with products on a continuing basis. The failure of the Company to obtain products sufficient for its needs, would have a substantial negative effect on its operations.

     PATENTS AND TRADEMARKS.

     The Company has applied for trademarks for certain of its products, including "!Peligro!", its fragrance for men under development. This trademark application is pending. Ms. Zepeda previously obtained a trademark for its perfume, "Sabor A Mi" which the Company acquired as a part of the business of CDR. There is no assurance that it will be able to obtain the "!Peligro!" trademark. The failure of the Company to obtain the "!Peligro!" trademark could adversely affect the Company's operations.

     The formulas for the fragrances "Sabor A Mi" and "!Peligro!" were developed by Ms. Zepeda for the Company and are the proprietary formulas of the Company. There are no other proprietary rights or information, including formulas, held by the Company for any of its products.

     GOVERNMENT REGULATION.

     The Company does not believe that its products are subject to government regulations, including those imposed by the United States Food and Drug Administration. However, the Company has not requested nor has it received any notification that its products are not subject to such regulations. If the Company's products are subject to any government regulation, noncompliance with such regulations, either presently in effect or subsequently enacted, would adversely effect its ability to market its products and have a substantial negative effect on its operations.

     EMPLOYEES.

     As of March 31, 1997, the Company employed four (4) persons, all full time employees. The Company may hire additional part-time secretarial and retail sales employees depending on its level of operations.

     The Company has engaged an exclusive consultant to assist the Company principally with investor relations matters part-time. The Company may also engage other consultants to assist it in various aspects of its business. See "Item 9. Directors, Executive Officers, Promoters and Control Persons".

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its principal offices in a 700 square foot store front located at 9873 S. Santa Monica Blvd., Beverly Hills, California. The space is a combined office and showroom which the Company leased for two years commencing in September 1995 at a monthly rent of $1,100 per month.

     In May 1996 the Company entered into a three-year lease for a second boutique location in the financial district of downtown Los Angeles. Monthly rent for the 900 square-foot storefront is $1,451.

ITEM 3.  LEGAL PROCEEDINGS.

     On December 8, 1993, Raquel Zepeda dba Colecciones de Raquel, a California sole proprietorship filed a civil action in State of California Superior Court, Los Angeles County, Case No. BC 094587, against Rixima, Inc. ("Rixima") and J.C. Penney, Inc. alleging violation of the Lanham Act, trade name infringement, unfair competition, invasion of privacy and conspiracy claiming that Rixima had used Ms. Zepeda's likeness in connection with the marketing of cosmetics products using its "Raquel" and "Raquelle" trademarks. Ms. Zepeda also filed an objection to the trademark applications filed by Rixima. Rixima removed the action to United States District Court, Central District of California, Case No. CV 94-298ER (CTx).

     On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Release with Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the use by the Company of the trade name "Colecciones de Raquel" in connection with the sale of its lines of cosmetic products to Hispanic women.

     On December 17, 1996, The United States District Court, Central District of California, denied a motion by Rixima for an order declaring that Colecciones de Raquel, Inc. is a party to the Agreement, and also denied a motion by Rixima for an order declaring that Colecciones de Raquel, Inc. is a party to the covenant not to sue.

     There are no other material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 12, 1996 the Company held its Annual Meeting of Shareholders at its headquarters. Three (3) directors were elected at the meeting, Raquel Zepeda, Gustavo Zepeda, and Delia Vasquez. Twenty million (20,000,000) votes out of a total of twenty-four million (24,000,000) votes eligible were present and another 3,000 were represented by proxy. The 3 directors were elected uncontested.

                                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to the completion of the Company's initial public offering, there was no trading activity in the Company's common stock. The Company believes that certain market makers began quoting prices for the shares of the Company's common stock following the Company's initial public offering which closed in August 1994. The Company's common stock may be traded in the over-the-counter market and quoted in what are commonly referred to as the National Quotation Bureau's "pink sheets" or the OTC "Electronic Bulletin Board", which reports quotations by brokers or dealers in particular securities. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in the Company's stock is reported under the symbol CRQL.

     The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock from December 15, 1994 (the date for which quotations are first available) through December 1996.


                                                      HIGH           LOW

YEAR ENDED DECEMBER 31, 1994

     Fourth Quarter                                    1/2           1/16


YEAR ENDED DECEMBER 31, 1995

     First Quarter                                   3                1/2

     Second Quarter                                  3-7/8          3

     Third Quarter                                   3-3/4          1-3/4

     Fourth Quarter                                  2-7/8          2-1/4


YEAR ENDED DECEMBER 31, 1996

     First Quarter                                   2-1/4          1-3/4

     Second Quarter                                  1-3/4            3/4

     Third Quarter                                   No Bid         No Bid

     Fourth Quarter                                  No Bid         No Bid



     These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

     As of December 31, 1996, there were 978 record holders of the Company's common stock.

     The Company has not paid cash dividends on its common stock since inception and management does not forsee the Company paying cash dividends in the foreseeable future as any earned surplus is to be retained as working capital for anticipated growth.

     COMMON STOCK. The authorized capital stock of the Company includes 50,000,000 shares of common stock which has a par value of $.0001 per share. The holders of common stock (a) have equal rateable rights to dividends from funds legally available therefor, when and if declared by the Board of Directors of the Company; (b) are entitled to share rateably in all of the assets of the Company available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of the Company; (c) does not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings.

     PREFERRED STOCK. The authorized capital stock of the Company also includes 10,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has the right to determine the characteristics of any preferred stock. Such characteristics include voting rights, dividend requirements, redemption provisions and/or liquidation preferences.

     The Board of Directors of the Company has designated 100,000 shares of preferred stock as Series A Preferred Stock (the "Preferred Stock"). Concurrently with the completion of the Company's initial public offering, Ms. Zepeda exchanged the 20,000,000 shares of common stock that she owned for 100,000 shares of Preferred Stock. The rights of the holder of the Preferred Stock (the entire issue of 100,000 shares being held by the President, Raquel Zepeda) have been amended by the Board of Directors to allow the conversion of Preferred stock into common stock at the rate of one share of Series A Preferred stock for 200 shares of Common stock at any time. The Board of Directors has further directed the Corporation to issue 20,000,000 shares of common stock to the President, Raquel Zepeda, in exchange for the 100,000 shares of Preferred stock held by her, and to retire the Preferred Stock. This brings the total of issued and outstanding common stock of the Corporation to 24,000,000 shares. This action is anticipated to have a material dilutive effect on the holders of the Corporation's outstanding common stock.

     As of December 31, 1996, there were 24,000,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 20,000,000 shares, Ms. Zepeda will continue to be able to elect all of the Company's directors and continue to control the Company. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company's liquidity at December 31, 1996 was improved slightly over its liquidity at the end of the prior year. The Company received the remaining $400,000 of the $1,250,000 of settlement proceeds which the Company agreed to accept as and for full payment of the exercise price of the A Warrants and B Warrants issued by the Company in connection with its initial public offering which were exercised in transactions which the Company claims was fraudulent. In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares issued upon exercise of the warrants on behalf of third party entities. MMI has expressly denied any involvement in the exercise of the warrants. Solely for the purpose of protecting and preserving its investment in the shares and its reputation and goodwill among its present and potential future customers and its goodwill in the securities markets in the Asia-Pacific region, MMI agreed to make installment payments to the Company an amount equal to the $1,250,000 unpaid exercise price of the A Warrants and B Warrants. The C Warrants have been cancelled.

     The Company's available cash position at December 31, 1996 is expected to be sufficient to defray the Company's operating expenses through calendar year 1997, and possibly for some period thereafter.

     Through December 31, 1996, revenues from operations continued to be insufficient to support the selling, general and administrative expenses of the Company. At such time as the settlement agreement proceeds are exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately achieve profitable operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company had only minimal operations during the first portion of the year ended December 31, 1996 as the Company concentrated on renovating its boutique and ordering products for sale. Following the opening of the boutique and headquarters in May and the opening of the second boutique in October, the Company started selling its products to the retail public.

     The Company's selling, general and administrative expenses increased dramatically during the year ended December 31, 1996 over the level of selling, general and administrative expenses incurred during the preceding year. The increase was attributable primarily to increases in officer salary expense, rental expense, expense associated with retail and administrative personnel and legal expense in connection with filing reports under the Securities Exchange Act of 1934, as amended.

     The Company's business operations during the year ended December 31, 1996 resulted in only minimal revenues. Management does not believe that historical revenues, operating margins or expenses for the periods ended December 31, 1996 were indicative of future operating results.

     The Company is unable to predict when, if ever, the Company will generate sufficient revenues from operations in excess of its cost of goods sold and selling, general and administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS.


                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Certified Public Accountants for the year ended
     December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Report of Independent Auditors for the year ended December 31, 1995. . . . . .14

Balance Sheets as of December 31, 1996   . . . . . . . . . . . . . . .. . . . 15

Statements of Operations for the years ended December 31, 1996 and 1995 and for the period from December 1, 1987 (Inception)
     through December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . 16

Statements of Stockholders' Equity for the period from December 1, 1987
     (Inception) to December 31, 1996  . . . . . . . . . . . . . . . . . . . .17

Statements of Cash Flows for the years ended December 31, 1996 and 1995 and for the period from December 1, 1987 (Inception)
     through December 31, 1996      . . . . . . . . . . . . . . . . . . . . . 18

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .20

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Colecciones de Raquel, Inc.

We have audited the accompanying balance sheet of Colecciones de Raquel, Inc. (a development stage company) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period from December 1, 1987 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colecciones de Raquel, Inc. as of December 31, 1996, and the results of its operations and cash flows for the year then ended and the period from December 1, 1987 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 21, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Colecciones de Raquel, Inc.


We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 and the period from December 1, 1987 (inception) to December 31, 1995 of Colecciones de Raquel, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Colecciones de Raquel, Inc. for the year ended December 31, 1995 and the period from December 1, 1987 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.




Cacciamatta Accountancy Corporation
(successor firm to Saddington-Cacciamatta)
Irvine, California
April 4, 1996

                                                   COLECCIONES DE RAQUEL, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 BALANCE SHEET
                                                       AS OF DECEMBER 31, 1996

--------------------------------------------------------------------------------



                                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents (Note 2)                              $  744,065
   Inventory                                                           75,675
   Prepaid expenses and other assets                                    9,559
                                                                   ----------
      Total current assets                                            829,299

EQUIPMENT, net of accumulated depreciation of $10,185                  28,816
DEPOSITS                                                                3,651
                                                                   ----------
        TOTAL ASSETS                                               $  861,766
                                                                   ----------
                                                                   ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $   13,269
                                                                   ----------
      Total current liabilities                                        13,269

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value:
      10,000,000 shares authorized,
      0 shares issued and outstanding (Note 3)                              -
   Common stock, $.0001 par value,
      50,000,000 shares authorized,
      24,000,000 shares issued and outstanding (Note 3)                 2,400
   Additional paid-in capital                                       1,375,444
   MMI settlement Agreement (Note 3)                                        -
   Deficit accumulated during the development stage                  (529,347)
                                                                   ----------
      Total stockholders' equity                                      848,497
                                                                   ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  861,766
                                                                   ----------
                                                                   ----------

                                                   COLECCIONES DE RAQUEL, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS






                                                                                Period From
                                                                                 December 1,
                                                       For the Year Ended           1987
                                                          December 31,         (Inception) to
                                                    -----------------------      December 31,
                                                      1996           1995           1996
                                                    --------       --------    --------------
SALES                                               $  5,563       $  4,307      $  19,177

COST OF GOODS SOLD                                     1,865          1,420          6,608
                                                 -----------    -----------    -----------
GROSS PROFIT                                           3,698          2,887         12,569

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES        346,085        148,605        594,566
                                                 -----------    -----------    -----------
LOSS FROM OPERATIONS                                (342,387)      (145,718)      (581,997)

OTHER INCOME
Interest income                                       35,050              -         35,050
Litigation settlement                                      -         20,000         20,000
                                                 -----------    -----------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES              (307,337)      (125,718)      (526,947)

PROVISION FOR INCOME TAXES (Note 3)                      800            800          2,400
                                                 -----------    -----------    -----------
NET LOSS                                         $  (308,137)   $  (126,518)   $  (529,347)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------
NET LOSS PER SHARE                               $     (0.02)   $     (0.03)
                                                 -----------    -----------
                                                 -----------    -----------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                    14,382,514      3,748,634
                                                 -----------    -----------
                                                 -----------    -----------



                                                                                                      COLECCIONES DE RAQUEL, INC.
                                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                                  FOR THE YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          DEFICIT
                                PREFERRED STOCK          COMMON STOCK          ADDITIONAL     MMI       DURING THE
                             ----------------------  ------------------------   PAID-IN    SETTLEMENT   DEVELOPMENT
                               SHARES      AMOUNT      SHARES        AMOUNT      CAPITAL    AGREEMENT       STAGE        TOTAL
                             ----------  ----------  ----------    ----------  ----------  -----------  -----------   ----------
NET LOSS FROM INCEPTION
  THROUGH DECEMBER 31,
  1992                            -      $    -           -     $       -     $     -   $       -       $  (29,178)     $  (29,178)
NET LOSS                          -           -           -             -           -           -           (7,462)         (7,462)
                            ----------     ------  -----------    --------   ------------   ----------  -----------     ----------
BALANCE, DECEMBER 31,
  1993                            -            -         -             -           -           -           (36,640)        (36,640)
COMMON STOCK ISSUED
  IN REORGANIZATION               -            -     20,000,000       2,000      34,754        -             -              36,754
COMMON STOCK ISSUED
  IN INITIAL PUBLIC
  OFFERING                        -            -      1,000,000         100       0,990        -             -              91,090
PREFERRED STOCK EXCHANGED
  FOR COMMON STOCK IN
  CONNECTION WITH INITIAL
  PUBLIC OFFERING              100,000        100   (20,000,000)     (2,000)      1,900        -             -               -
EXERCISE OF A WARRANTS                                1,000,000         100     249,900                                    250,000
MMI SETTLEMENT
  AGREEMENT                       -            -          -            -           -      (250,000)          -            (250,000)
NET LOSS                          -            -          -            -           -          -            (58,052)        (58,052)
                            ----------     ------  -----------      --------   ------------   ---------- -----------    ----------
BALANCE, DECEMBER 31,
  1994                         100,000        100     2,000,000       200       377,544   (250,000)        (94,692)         33,152
EXERCISE OF B WARRANTS            -            -      2,000,000       200       999,800       -              -           1,000,000
MMI SETTLEMENT
  AGREEMENT                       -            -          -            -           -    (1,000,000)          -          (1,000,000)
CASH RECEIVED FROM
  MMI                             -            -          -            -          -        849,875           -             849,875
NET LOSS                          -            -          -            -          -           -           (126,518)       (126,518)
                            ----------     ------  -----------    --------   ------------   ---------- -----------      ----------
BALANCE, DECEMBER 31,
  1995                         100,000        100    4,000,000       400      1,377,344   (400,125)       (221,210)      756,509
CASH RECEIVED FROM
  MMI                            -             -          -            -          -        400,125            -          400,125
COMMON STOCK
  EXCHANGED FOR
  PREFERRED STOCK             (100,000)      (100)  20,000,000       2,000       (1,900)      -               -             -
NET LOSS                         -            -           -            -          -           -           (308,137)     (308,137)
                            ----------     ------  -----------    --------   ------------   ---------- -----------    ----------
BALANCE, DECEMBER 31,
  1996                           -        $   -     24,000,000    $  2,400   $1,375,444    $  -        $  (529,347)   $  848,497
                            ----------     ------  -----------    --------   -----------   ----------  -----------    ----------
                            ----------     ------  -----------    --------   -----------   ----------  -----------    ----------



   The accompanying notes are an integral part of these financial statements
                                       4



                                                             COLECCIONES DE RAQUEL, INC.
                                                           (A DEVELOPMENT STAGE COMPANY)
                                                                STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------


                                                                           PERIOD FROM
                                                                            DECEMBER 1,
                                                   FOR THE YEAR ENDED          1987
                                                      DECEMBER 31,       (INCEPTION) TO
                                            ---------------------------    DECEMBER 31,
                                                  1996          1995           1996
                                            ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $  (308,137)   $  (126,518)   $  (529,347)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation                                7,462            934         10,185
   (Increase) decrease in
    Inventory                                   (33,525)       (24,853)       (75,675)
    Prepaid expenses and other assets            19,779        (29,338)        (9,559)
    Deposits                                       (537)         1,886         (3,651)
  Increase (decrease) in
    Accounts payable and accrued expenses       (15,881)        28,350         13,269
                                            -----------    -----------     ----------
      Net cash used in operating
      activities                               (330,839)      (149,539)      (594,778)
                                            -----------    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                         (27,280)        (8,503)       (39,001)
                                            -----------    -----------     ----------
Net cash used in investing
  activities                                    (27,280)        (8,503)       (39,001)
                                            -----------    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from MMI settlement Agreement        400,125        849,875      1,250,000
  Proceeds on sale of common stock                    -              -         91,090
  Payments for offering costs                         -              -              -
  Loans and paid-in capital from
    preferred stockholder                        (3,648)         1,000         36,754
                                            -----------    -----------     ----------
Net cash provided by financing
  activities                                    396,477        850,875      1,377,844
                                            -----------    -----------     ----------
Net increase in cash and cash
  equivalents                                    38,358        692,833        744,065

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           705,707         12,874              -
                                            -----------    -----------     ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                              $  744,065     $  705,707     $  744,065
                                            -----------    -----------     ----------
                                            -----------    -----------     ----------


   The accompanying notes are an integral part of these financial statements


                                                              COLECCIONES DE RAQUEL, INC.
                                                            (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS (CONTINUED)

----------------------------------------------------------------------------------------

                                                                            PERIOD FROM
                                                                            DECEMBER 1,
                                                                               1987
                                          FOR THE YEAR ENDED DECEMBER 31, (INCEPTION) TO
                                          ------------------------------    DECEMBER 31,
                                               1996            1995           1996
                                          -------------     ------------   --------------

INTEREST RECEIVED                         $      35,050     $          -   $       35,050
                                          -------------     ------------   --------------
                                          -------------     ------------   --------------
TAXES PAID                                $         800     $        800   $        2,400
                                          -------------     ------------   --------------
                                          -------------     ------------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    EXERCISE OF WARRANTS AND RELATED
      SETTLEMENT AGREEMENT                $           -     $  1,000,000   $   1,250,000
                                          -------------     ------------   --------------
                                          -------------     ------------   --------------


                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1996
                       (See Report of Independent Certified Public Accountants)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS
     Colecciones de Raquel, Inc. (the "Company") was organized under the laws of the State of Nevada on August 6, 1993. As of March 31, 1994, the company issued 20,000,000 shares of its common stock for the business known as Colecciones de Raquel in a reorganization of entities under common control accounted for at historic cost in a manner similar to pooling of interest accounting as the Company's sole stockholder was the sole proprietor of the predecessor business. Accordingly, the accompanying financial statements and notes include the accounts of Colecciones de Raquel since its inception on December 1, 1987.

     The Company intends to market and sell a line of cosmetics, skin care, and fragrance products which it believes will have appeal to olive-skinned women. Through December 31, 1996, the Company was primarily involved in preliminary marketing efforts and had not achieved significant sales of its products. Therefore, in accordance with Statement of Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is accounted for as a development stage company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

     CASH AND CASH EQUIVALENTS
     For purpose of the statements of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

     INVENTORIES
     Inventories are stated at the lower of cost or market using the first-in, first-out method.

     EQUIPMENT
     Equipment is carried at cost and depreciated using the straight-line method over its estimated useful lives which is generally five years.

     ADVERTISING COSTS
     Advertising costs are charged to operations when incurred. Advertising costs were $18,641 and $13,158 in 1996 and 1995, respectively.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1996
                       (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES
     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

     NET LOSS PER SHARE
     The computation of net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year.

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CONCENTRATION OF CREDIT RISK

     The Company maintains cash deposits at a financial institution located in southern California. Deposits at the financial institution are not insured by the Federal Deposit Insurance Corporation ("FDIC"). The amount included in cash that is uninsured is $729,522. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.


NOTE 3 - COMMON AND PREFERRED STOCK TRANSACTIONS

     WARRANTS AND RELATED SETTLEMENT AGREEMENT
     As part of an initial public offering in August 1994, the Company issued 1,000,000 Units of securities for an aggregate offering price of $100,000. Each Unit consisted of one share of common stock and one A Warrant. Each A Warrant entitles the holder one share of common stock and two B Warrants. Each B Warrant entitles the holder one share of common stock and one C Warrant.

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

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1996
                       (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)

-------------------------------------------------------------------------------

NOTE 3 - COMMON AND PREFERRED STOCK TRANSACTIONS (CONTINUED)

     WARRANTS AND RELATED SETTLEMENT AGREEMENT (Continued)
     In February 1995, all of the B Warrants were exercised in a transaction which the Company claims was fraudulent. Although the Company received no portion of the $1,000,000 exercise price, Units consisting of one share of common stock and one C Warrant were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the B Warrants.

     The shares of common stock issued in the Company's initial public offering and upon exercise of the A Warrants and B Warrants (collectively "Shares") have been publicly traded. The C Warrants were not exercised and were canceled by the Company.

     In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares following their exercise by third party entities. MMI has expressly denied any involvement in the exercise of the A Warrants, B Warrants, and C Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill, MMI agreed to pay the Company the exercise price of the A Warrants ($250,000) and B Warrants ($1,000,000). As of December 31, 1996, the
     Company had received the entire settlement of $1,250,000.

     The Company has agreed within one year of the Agreement to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares which could have been purchased upon exercise of the C Warrants which were issued upon exercise of the B Warrants and subsequently canceled by the Company. As part of the Agreement with MMI, the Company has consented to MMI commencing legal proceedings in the name of MMI against third parties to recover MMI's damages suffered as a result of or in connection with MMI's purchase of the Shares and has agreed to assist and cooperate with MMI in any such action. The year has expired and MMI has not purchased an additional 1,000,000 shares of common stock.

     SERIES A CONVERTIBLE PREFERRED STOCK
     The preferred stock has a redemption price and liquidating value of $.001 per share (aggregate $1,000) and is not entitled to dividends. Under limited circumstances the Company may elect to redeem the preferred stock. If such an election is made, all outstanding shares of preferred stock must be redeemed. Upon liquidation, dissolution, or winding up of the affairs of the Company, each share of preferred stock is entitled to receive its par value of $.001 before any distributions are made to holders of common stock.

     In June 1996, the Company retired 100,000 shares of Series A convertible preferred stock which was exchanged for 20,000,000 shares of common stock.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1996
                       (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)

-------------------------------------------------------------------------------

NOTE 3 - COMMON AND PREFERRED STOCK TRANSACTIONS (CONTINUED)

     INCENTIVE STOCK OPTION PLAN
     The Company has adopted an Incentive Stock Option Plan (the "Plan"). The Plan authorizes the granting of options to employees of the Company to purchase an aggregate of 500,000 shares of common stock at no less than the fair market value of the common stock at the date the option is granted. For owners of 10% or more of the voting power of the Company's stock, the option price must be at least 10% or more of the fair market value of the common stock at the date the option is granted. No option may be granted after August 6, 2003. No options have been granted under the Plan.


NOTE 4 - INCOME TAXES

     The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 1996, the Company has approximately $490,000 and $245,000 federal and state carryforwards available to offset taxes through December 31, 2011 and 2001, respectively.

     The Company's deferred tax asset, which have been offset entirely by valuation allowances, comprise the following at December 31, 1996:

          Loss carryforwards                       $  182,000
          Valuation allowance                        (182,000)
                                                   ----------
             DEFERRED TAX ASSETS                   $        -
                                                   ----------
                                                   ----------

          The valuation account has been increased by approximately $110,000 during the year ended December 31, 1996.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDING
     On December 8, 1993, Raquel Zepeda, dba Colecciones de Raquel, a California sole proprietorship, filed a civil action in the State of California Superior Court, Los Angeles County, against Rixima, Inc. ("Rixima") and J.C. Penney, Inc. alleging violation of the Lanham Act, trade name infringement, unfair competition, invasion of privacy, and conspiracy, claiming that Rixima had used Ms. Zepeda's likeness in connection with the marketing of cosmetic products using its "Raquel" and "Raquelle" trademarks. Ms. Zepeda also filed an objection to the trademark applications filed by Rixima. Rixima removed the action to the United States District Court, Central District of California.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1996
                       (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)

-------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LEGAL PROCEEDING (Continued)
     On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Release with Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the sale of its line of cosmetic products to Hispanic women. On December 17, 1996, the United States District Court, Central District of California, denied a motion by Rixima for an order declaring that the Company is a party to the Agreement, and also denied a motion by Rixima for an order declaring that the Company is a party to the covenant not to sue.

     LEASES
     The Company leases its office and retail facilities under operating leases which expire through June 1999. Minimum annual rental commitments under the lease are as follows:

            Year Ending
            December 31,

               1997                                  $  27,000
               1998                                     17,000
               1999                                      9,000
                                                     ---------

                 TOTAL                               $  53,000
                                                     ---------
                                                     ---------

     Rent expense for the years ended December 31, 1996 and 1995 was $25,333 and $16,581, respectively.

     EMPLOYMENT AGREEMENT
     The Company has entered into an employment agreement with an officer expiring August 1999 with an aggregate annual salary of $60,000, increasing at the beginning of each subsequent calendar year by the Consumer Price Index. In addition, the employee is entitled to incentive compensation each year to be determined by the Company's Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On November 22, 1996 the Company dismissed Cacciamatta Accountancy Corporation (successor firm of Saddington-Cacciamatta) as independent auditors. The dismissal did not involve a dispute with Cacciamatta Accountancy Corporation over accounting practices or policies. The reports of Cacciamatta Accountancy Corporation on the Company's financial statements for the years ended December 31, 1994 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principals. The decision to dismiss Cacciamatta Accountancy Corporation was approved by the board of directors of the Company.

In connection with the audits of the Company's financial statements for each of the years ended December 31, 1994 and 1995 and up to November 22, 1996, there were no disagreements with Cacciamatta Accountancy Corporation on any matters of accounting principles and practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Cacciamatta Accountancy Corporation, would have caused such firm to make reference to the matter in their report. On January 21, 1996, the Company received a letter from Cacciamatta Accountancy Corporation stating that they agree with the statements made by the Company.

On December 12, 1996, the board of directors of the Company approved the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:


     NAME                     AGE            POSITION
     ----                     ---            --------
     Raquel Zepeda            45             President and Director

     Elizabeth A. Camacho     26             Secretary

     Gustavo Zepeda           39             Director

     Delia Vasquez            49             Director


     Directors serve until the next annual meeting of shareholders and until their successors have been elected and have been qualified. Officers serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have been qualified. Raquel Zepeda is the sister of Gustavo Zepeda.

     RAQUEL ZEPEDA, has served as President and as a director of the Company since its inception on August 6, 1993 and as the Treasurer of the Company since August 1995. Ms. Zepeda established CDR as a sole proprietorship in 1987. See "Business". From July 1993 to July 1994, Ms. Zepeda was employed as a legal secretary by the law firm of Rosky, Landau, Stall & Sheehy. From July 1992 to July 1993 she was employed in a similar capacity by the law firm of Turner, Gerstenfeld, Wilk, Tigerman & Young. From April 1988 to July 1992, Ms. Zepeda was employed as a temporary legal secretary by various law firms in the Los Angeles, California area. None of the law firms that employed Ms. Zepeda has any relation to the Company.

     ELIZABETH A. CAMACHO, has served as Secretary of the Company since August, 1995. Ms. Camacho is employed by the Company as its Administrator. From May 1994 through September, 1995, Ms. Camacho was the vault manager for a large food services company where she was responsible for all cash transactions and vault audit procedures. Ms. Camacho also served as a financial administrator for the company maintaining accounts receivable and account payable ledgers. Prior thereto, from July 1991 through April 1994, Ms. Camacho was a security officer for the U.S. Department of Justice. Ms. Camacho attended El Paso Community College where she majored in business management.

     GUSTAVO ZEPEDA, has served as a director of the Company since January 31, 1994. Mr. Zepeda currently owns and operates a coffee and dessert cafe that he established in 1992 which is located in El Paso, Texas. From July 1991 to February 1992, Mr. Zepeda was employed as a sales associate by Jay David, Inc., a clothing designer. From May 1990 to June 1991, he was employed as a sales associate by Alfred Dunhill of London, a men's clothing designer. From November 1986 to April 1990, Mr. Zepeda was Director of Corporate Sales for C. A. Maim & Co., a leather and luggage retailer. He received a Bachelor of Business degree from the University of Texas at El Paso.

     DELIA VASQUEZ, has served as a director of the Company since October 12, 1996. Ms. Vasquez is currently Director of Sales and Marketing at Desoma International, a cosmetics distributor, since July of 1994. From January 1992 until June 1994 she was the Western Region Sales Manager for Parlux, Ltd., and from January 1991 to December 1991 she was the Western Regional Manager for Benetton Corporation. Ms. Vasquez is a licensed cosmetologist and attended Rio Hondo Junior College, California.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the

Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. During each of the fiscal years ended December 31, 1996, and 1995, each of the directors and officers filed the required Form 3.

ITEM 10.  EXECUTIVE COMPENSATION.

     COMPENSATION OF OFFICERS. No executive officer of the Company was paid cash or non-cash compensation in excess of $100,000 during calendar year
1996, 1995, 1994 or 1993 and the Company had and has no compensation plans in place and no officer has received non-cash compensation, other than employee benefits made available to all employees of the Company. The following table sets forth the cash compensation paid by the Company to its chief executive officer for services rendered during calendar years 1996, 1995, 1994 and 1993.


                                                 ANNUAL COMPENSATION (1)
                                                 -----------------------
     NAME AND                                                       OTHER ANNUAL
PRINCIPAL POSITION             YEAR      SALARY ($)     BONUS ($)   COMPENSATION
------------------             ----      ----------     ---------   ------------
Raquel Zepeda, President       1996        60,000          ---          ---
                               1995        50,000*         ---          ---
                               1994         9,000          ---          ---
                               1993           -0-          ---          ---

*$15,149 of Ms. Zepeda's 1995 salary was accrued.

     INCENTIVE STOCK OPTION PLAN. The Company has adopted an Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to secure and retain key employees of the Company. The Plan authorizes the granting of options to key employees of the Company to purchase an aggregate of 500,000 shares of commons stock, subject to adjustment for various forms of reorganizations that may occur. No options may be granted after August 6, 2003 and the fair value of an option to each optionee cannot exceed $100,000 per year. An employee must have six months of continuous employment with the Company before he or she may exercise an option granted under the Plan. The option exercise price may not be less than 100% of the fair market value of the shares at the time of the granting of such option. In the event an option is granted to a stockholder who owns 10% or more of the Company's shares at the time of the grant of the option, the option price must not be less than 110% of the fair market value of the shares at the time of such grant. Options granted under the Plan are non-assignable and terminate three months after employment by the optionee ceases, except if employment terminates due to the disability of the optionee, in which event the option will expire twelve months from the date employment ceases. The Plan is administered by the Company's Board of Directors. No options have been granted under the Plan. It may be expected that any options granted will be exercised only if it is advantageous to the option holder and when the market price of the company's common stock exceeds the option price. In the event that the Company grants options pursuant to the Plan, the existence of such options may have a negative effect on the market price of the Company's common stock.

     COMPENSATION OF DIRECTORS. Directors receive no compensation for their services as such.

     EMPLOYMENT AGREEMENT.. Ms. Zepeda previously entered into a five year employment agreement with the Company which became effective upon the completion of the Company's initial public offering. The employment agreement provided, among other things, that Ms. Zepeda would devote a minimum of 20 hours per week to the affairs of the Company and would be compensated at the annual rate of $25,000. Ms. Zepeda was also entitled to annual cash bonuses equal to 10% of the Company's audited annual net income. The employment agreement also provided that the total compensation payable to Ms. Zepeda in any one year would be limited to 25% of the Company's audited annual net income.

     Ms. Zepeda has devoted her full time to the business of the Company since August 1994. In January, 1996, the Company and Ms. Zepeda entered into an Amendment No. 1 to Employment Agreement which provides for her full time employment by the Company. The Amendment provides a base salary effective January 1, 1995 of $50,000 per annum, increasing to $60,000 per annum effective January 1, 1996 and thereafter increasing only for cost of living adjustments. The Amendment provides for incentive compensation as determined by the Board of Directors of the Company considering as a factor in such incentive compensation the profitability of the Company. The limit of 25% of the Company's audited net income on Ms. Zepeda's compensation based on profitability was eliminated in its entirety. The limit was believed to violate the California Labor Code in periods where the limit would result in Ms. Zepeda receiving de minimis compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information for each person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting stock as of December 31, 1996:


                                     AMOUNT AND                       PERCENT OF
TITLE OF       NAME AND ADDRESS OF   NATURE OF           PERCENT OF   ALL VOTING
CLASS          BENEFICIAL OWNER      BENEFICIAL OWNER    CLASS        CLASSES
--------       -------------------   ----------------    ----------   ----------
Common Stock   Raquel Zepeda         20,000,000 shares   83.33%       83.33%
                 9873 S. Santa       owned directly
                 Monica Blvd.
                 Beverly Hills, CA

     As of December 31, 1996, there were 24,000,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, the Company has securities outstanding with an aggregate of 24,000,000 votes.

     SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth as to each class of equity securities of the Company beneficially owned by all of the Company's directors and nominees, each of the named executive officers and by all of the Company's directors and executive officers as a group:

                                               AMOUNT AND
                     NAME AND ADDRESS OF       NATURE OF              PERCENT OF
TITLE OF CLASS       BENEFICIAL OWNER          BENEFICIAL OWNER       CLASS
--------------       -------------------       ----------------       ----------
Common Stock         Raquel Zepeda             20,000,000 shares      83.33%
                       9873 S. Santa           owned directly
                       Monica Blvd.
                       Beverly Hills, CA

Common Stock        Gustavo Zepeda               --                     --
                      La Dolce Vita
                      El Paso, Texas

Common Stock        Delia Vasquez                --                     --
                      9873 S. Santa
                      Monica Blvd.
                      Beverly Hills, CA

Common Stock        Elizabeth A. Camacho         --                     --
                      9873 S. Santa
                      Monica Blvd.
                      Beverly Hills, CA

Common Stock        All executive officers     20,000,000 shares      83.33%
                      and directors as a
                      group (4 persons)

     CHANGES IN CONTROL.. Other than the Employment Agreement with Ms. Zepeda, there are no agreements, arrangements, or pledges of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of December 31, 1993, the Company issued 20,000,000 shares of Common Stock to Ms. Zepeda in exchange for the business of CDR. In connection with this transaction, Ms. Zepeda contributed all amounts advanced by her to CDR during the time that CDR was being operated by her as a sole proprietorship. Upon completion of the Company's initial public offering, Ms. Zepeda exchanged the 20,000,000 shares of Common Stock that she owned for 100,000 shares of Series A Preferred Stock (200 shares of Common for one share of Series A Preferred Stock).

     The rights of the holder of the Series A Preferred stock (Ms. Zepeda) have been amended by the Board of Directors to allow the conversion of said Series A Preferred stock into common stock at the rate of one share of Series A Preferred stock for 200 shares of Common stock at any time.

     The Board of Directors has further directed the Corporation to issue 20,000,000 shares of common stock to Ms. Zepeda in exchange for the 100,000 shares of Series A Preferred stock held by her, and to retire the said Series A Preferred stock. This brings the total of issued and outstanding common stock of the Corporation to 24,000,000 shares. This action is anticipated to have a material dilutive effect on the holders of the Corporation's outstanding common stock.

     Ms. Zepeda has entered into an employment agreement with the Company which became effective upon the completion of the Company's initial public offering and was thereafter amended. See "Item 10. Executive Compensation".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS AND INDEX OF EXHIBITS.

     EXH.                                                           SEQUENTIALLY
      NO.      DESCRIPTION                                         NUMBERED PAGE
     ----      -----------                                         -------------
     3.1    Articles of Incorporation, (1).

     3.2    Amendment to Articles of Incorporation, (1).

     3.5 Certificate of Determination of Rights and Preferences of Series A Preferred Stock, (2).

     3.6    Amended and Restated Bylaws, (2).

     3.7    Amendment to Certificate of Determination of Rights
             and Preferences of Series A Preferred Stock.                     33

     4.1    Specimen Certificate of Common Stock, (1).

     4.2    Form of Warrant Agreement, (1).

     4.3    Specimen A Warrant Certificate, (1).

     4.4    Specimen B Warrant Certificate, (1).

     4.5    Specimen C Warrant Certificate, (1).

     4.6    Specimen Certificate of Series A Preferred Stock, (1).

     10.1   Incentive Stock Option Plan, (1).

     10.2 Employment Agreement dated January 31, 1994 between the Company and Raquel Zepeda, (1).

     10.3   Trademark Application for "Colecciones de Raquel", (1).

     10.4   Trademark No. 1,709,662 for "Sabor A Mi", (1).

     10.5 Agreement dated December 31, 1993 between the Company and Raquel Zepeda, (1).

     10.6 Settlement Agreement and General Mutual Release dated June 20,1995 between the Raquel Zepeda dba Colecciones de Raquel and Rixima, Inc., (3).

     10.7 Agreement dated September, 1994 between the Company and Moore McKenzie, Inc., (3).

     10.8   Commercial Lease dated September 29, 1995 between the
             Company and Wallace H. Siegel and Allen Siegel,  (3).

     10.9 Amendment No. 1 to Employment Agreement dated January 1, 1996 between the Company and Raquel Zepeda, (3).

     10.10  Commercial Lease dated September 29, 1995 between the
             Company and L.A. Pacific Center, Inc.                            36

FOOTNOTES TO EXHIBITS

     (1) Incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994

     (2) Incorporated by reference from Form 10-KSB for the year ended December 31, 1995

     (3) Incorporated by reference from Form 10-KSB for the year ended December 31, 1994



     (b)  REPORTS ON FORM 8-K.

     During the fourth quarter of the fiscal year ended December 31, 1996, a report on Form 8-K was filed on November 22, 1996 by the Company. Reports on Form 8-K/A were filed on January 10, 1997, and January 28, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March ____, 1997      COLECCIONES DE RAQUEL, INC.





                              By:___________________________________
                                 Raquel Zepeda, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE





________________________________ President (Principal Executive   March____,1997
RAQUEL ZEPEDA                    Officer, Principal Financial
                                 Officer) and Director





________________________________ Director                         March____,1997
GUSTAVO ZEPEDA





________________________________ Director                         March____,1997
DELIA VASQUEZ