Form 10QSB
period 1997-03-31
COLECCIONES DE RAQUEL INC
filed 1997-05-12
CIK 920749

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ---------      ---------
Commission File Number 0-24798

                           COLECCIONES DE RAQUEL, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                  93-1123005
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
        of Incorporation)                       Identification Number)


           9873 S. Santa Monica Blvd., Beverly Hills, California 90212
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (310) 203-9240
                           --------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X            No
                   --------            --------

At March 31, 1997, 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                              PAGE
                                                                            ----

          (a)  Balance Sheet (Unaudited) -March 31, 1997 . . . . . . . . . . . 1

          (b)  Statements of Operations (Unaudited) - Three Months
               ended March 31, 1997 and 1996 Period from
               Inception (December 1, 1987) to March 31, 1997. . . . . . . . . 2

          (c)  Statement of Stockholder's Equity (Unaudited) -
               Period from Inception (December 1, 1987) to March 31, 1997. . . 3

          (d)  Statements of Cash Flows (Unaudited) - Three Months
               ended March 31, 1997 and 1996 and Period from
               Inception (December 1, 1987) to March 31, 1997. . . . . . . . . 4

          (e)  Notes to Unaudited Financial Statements . . . . . . . . . . . . 5

ITEM 2.   Management's Discussion and Analysis or
               Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 7


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 9

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       March 30, 1997
                                                                       --------------
ASSETS
     Current Assets
          Cash and equivalents                                               $665,484
          Inventory                                                            75,057
          Deposits paid and other assets                                        8,054
                                                                             --------
          Total Current Assets                                               $745,606

     Equipment, Furniture & Fixtures, net of accum. depr.  $10,185             29,474
                                                                             --------
     Total Assets                                                            $783,133
                                                                             --------
                                                                             --------

LIABILITIES AND STOCKHOLDERS EQUITY

     Current Liabilities
          Accounts payable                                                     $4,914
          Taxes payable                                                           365
                                                                             --------
          Total current liabilities                                            $5,279

     Stockholder's equity
          Common stock - $.0001 par value, 50,000,000 shares authorized,
          24,000,000 shares issued and outstanding                              2,400

          Additional paid in capital                                        1,375,444

          Deficit accumulated during the development stage                   (599,989)
                                                                             --------
          Total stockholder's equity                                          777,854
                                                                             --------
     Total liabilities and stockholder's equity                              $783,133
                                                                             --------
                                                                             --------


                    See accompanying notes to financial statements

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Period from
                                                                                                      Inception
                                                          Three Months Ended March 31,                   to
                                                       -------------------------------                March 31,
                                                           1997               1996                     1997
                                                       ------------        -----------             ------------
Sales                                                       1,827               2,317                   21,004
Cost of Goods Sold                                            642                 763                    7,250
                                                        ---------          ----------              -----------
Gross Profit                                                1,185               1,554                   13,754

Selling, general, and administrative expenses              79,945             104,133                  674,511
                                                        ---------          ----------              -----------
(Loss) from operations                                    (78,760)           (102,579)                (660,757)

Interest Income                                             8,118                                       43,168

Litigation settlement income                                                                            20,000

Loss before provision for income taxes                    (70,642)           (102,579)                (597,589)

Provision for income taxes                                                        800                    2,400

Net Loss                                                  (70,642)          ($103,379)               ($599,989)
                                                        ---------          ----------              -----------
                                                        ---------          ----------              -----------
Net Loss per share                                        ($.0025)             ($.003)
                                                        ---------          ----------
                                                        ---------          ----------
Weighted average number of common shares               24,000,000           4,000,000
                                                        ---------          ----------
                                                        ---------          ----------


                       See accompanying notes to financial statements.

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM DECEMBER 1, 1987 (INCEPTION) TO MARCH 31, 1997
                                   (UNAUDITED)


                              Preferred Stock            Common Stock                                  Deficit
                           --------------------    -----------------------   Additional      MMI       During the       Total
                              Number                 Number                    Paid-In    Settlement   Development   Shareholder's
                             of Shares    Amount    of Shares       Amount     Capital     Agreement       Stage        Equity
                           ------------  ---------  ----------    ----------  ----------   ----------   -----------   -------------
Net loss from the
 inception through
 December 31, 1992               -      $    -           -         $    -      $      -      $     -     $ (29,178)    $ (29,178)
Net Loss, 1993                   -           -           -              -             -            -        (7,462)       (7,462)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance, Dec. 31, 1993           -           -           -              -             -            -       (36,640)      (36,640)
Common Stock Issued
 In reorganization               -           -      20,000,000         2,000        34,754         -          -           36,754
Common Stock Issued
 In IPO                          -           -       1,000,000           100        90,990         -                      91,090
Preferred Stock exchanged
 for Common Stock per IPO     100,000       100    (20,000,000)       (2,000)        1,900         -          -              -
Exercise of A Warrants           -           -       1,000,000           100       249,900         -          -          250,000
MMI Settlement Agreement         -           -           -               -             -       (250,000)      -         (250,000)

Net Loss, 1994                   -           -           -               -             -            -     (58,052)       (58,052)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance, Dec. 31, 1994        100,000       100      2,000,000           200       377,544     (250,000)  (94,692)        33,152

Exercise of B Warrants           -           -       2,000,000           200       999,800         -            -       1,000,000
MMI settelement agreement        -           -            -              -            -      ( 1,000,000)       -      (1,000,000
Cash received from MMI           -           -            -              -            -         849,875         -         849,875
Net loss, 1995                   -           -            -              -            -            -      (126,518)      (126,518)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance, Dec. 31, 1995        100,000       100      4,000,000           400     1,377,344     (400,125)  (221,210)       756,509
Cash received from MMI           -           -            -              -            -         400,125         -         400,125
Net Loss                         -           -            -              -            -            -      (103,379)      (103,379)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Cash received from MMI           -           -            -              -            -            -       400,125        400,125
Common Stock exchanged
  for Preferred Stock        (100,000)     (100)    20,000,000         2,000        (1,900)
Net Loss                                                                                                  (308,137)      (308,137)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance Dec. 31, 1996            -      $    -      24,000,000      $  2,400    $1,375,444     $  -      $(529,347)    $  848,497
Balance March 31, 1997           -      $    -      24,000,000      $  2,400    $1,375,444     $  -      $(599,989)    $   77,855
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------



                        See accompanying notes to financial statements.

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Years Ended                  Period from
                                                                              March 31,                   Inception to Current
                                                                 ------------------------------            December 31, 1987 -
                                                                     1996                1996                March 31, 1997
                                                                 ------------       ------------          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $ (70,642)        $  (103,379)              $ (599,989)
   Adjustments to reconcile net loss to net cash used in
     operating activities
        Depreciation                                                  2,087                 680                   12,272
     (Increase) decrease in
        Inventory                                                       618             (16,330)                 (75,057)
        Prepaid expenses & other assets                                  93               6,000                   (9,466)
        Deposits                                                          0              17,377                   (3,651)
  (Increase) decrease in
        Accounts Payable & accrued expenses                          (7,990)              3,075                    5,279
                                                                   --------          ----------               ----------
        Net cash used in operating activities                      $(75,834)         $  (92,577)              $ (670,612)
                                                                   --------          ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                        (2,747)             (5,966)                 (41,748)
                                                                   --------            --------               ----------
        Net cash used in investing activities                       $(2,747)            $(5,966)              $  (41,748)
                                                                   --------            --------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from MMI settlement agreement                         -               $400,125               $1,250,000
        Proceeds from sale of common stock                             -                   -                      91,090
        Payments for offering costs                                    -                   -                        -
        Loans & paid-in capital from preferred stockholder             -                   -                      36,754
                                                                   --------          ----------               ----------
        Net cash provided by financing activities                      -             $  400,125               $1,377,844
                                                                   --------          ----------               ----------
        Net increase in cash and cash equivalents                      -             $  301,582                 $665,484

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                       $744,065          $  705,707                     -
                                                                   --------          ----------               ----------
CASH & CASH EQUIVALENTS, END OF PERIOD                             $665,484          $1,007,289               $  665,484
                                                                   --------          ----------               ----------
                                                                   --------          ----------               ----------
INTEREST RECEIVED                                                  $  8,118          $                        $   35,050
                                                                   --------          ----------               ----------
                                                                   --------          ----------               ----------
TAXES PAID                                                         $                 $      800               $    2,400
                                                                   --------          ----------               ----------
                                                                   --------          ----------               ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION OF
  NON-CASH INVESTING & FINANCING ACTIVITIES
     EXERCISE OF WARRANTS & RELATED SETTLEMENT AGMT                $                 $                        $1,250,000
                                                                   --------          ----------               ----------
                                                                   --------          ----------               ----------


                       See accompanying notes to financial statements.

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BUSINESS

     COLECCIONES DE RAQUEL, INC. (The "Company") designs and markets cosmetics, skin care, fragrance, and lingerie. The Company's cosmetics line is specifically designed for golden skin tones such as sallow and olive complexions.

2.  UNAUDITED FINANCIAL STATEMENTS

     The financial statements as of March 31, 1997 and for the periods ended March, 1997 and 1996 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

     In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares following their exercise by third party entities. MMI has expressly denied any involvement in the exercise of the A Warrants, B Warrants, and C Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill, MMI agreed to pay the Company the exercise price of the A Warrants ($250,000) and B Warrants ($1,000,000). As of February 29, 1996, the
     Company had received all of the settlement.

     Further, the Company agreed to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares which could have been purchased upon exercise of the canceled C Warrants. The option to purchase the additional 1,000,000 shares at $1.00 per share
     expired in September, 1996.   MMI did not purchase the additional 1,000,000
     and no additional shares were issued.   As part of the Agreement with MMI,
     the Company agreed to assist and cooperate with MMI in any action against third parties to recover MMI's damages suffered as a result of or in connection with MMI's purchase of the Shares.

4.  LEGAL PROCEEDINGS

     On December 8, 1993, Raquel Zepeda dba Colecciones de Raquel, a California sole proprietorship, filed a civil action in the State of California Superior Court, Los Angeles County, against Rixima, Inc. ("Rixima") and J.C. Penny, Inc., alleging violation of the Lanham Act, trade name infringement , unfair competition, invasion of privacy and conspiracy, claiming that Rixima had used Ms. Zepeda's likeness in connection with the marketing of cosmetic products using its "Raquel" and "Raquelle" trademarks. Ms. Zepeda also filed an objection to the trademark applications filed by Rixima. Rixima removed the action to the United States District Court, Central District of California.

     On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Release with Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the sale of its line of cosmetic products to Hispanic women.

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

5.  LEASES

     On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. The space is approximately 700 square feet, and the monthly rent is $1,100. In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     PLAN OF OPERATION

     While the Company continues to sell through its two boutiques in Beverly Hills and Los Angeles, it plans to increase distribution through department
     stores.   On March 17, 1997 the Company entered into a two year employment agreement  Delia Vasquez, who has also been a director since September,
     1996.   Ms. Vasquez has taken a position as Vice President of Sales, in an effort to increase distribution through department stores in the United States and Latin America. It is the Company's belief that the current trend in marketing to Hispanic consumers will be beneficial to its efforts to enter into the department store distribution.

     The Company's available capital is adequate to continue operations through the calendar year 1997. However, it may seek additional capital to support any marketing and merchandising expenditures required as a result of distribution through department stores.

     The Company plans to complete the formulation of its men's fragrance, "Peligro" within the next year. Nevertheless, it may not go into production until 1998. Production of a compact disc for the purpose of cross-marketing the fragrance, "Sabor A Mi," is expected to be complete before year-end 1997.

     Except for historical information contained herein, this Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. Such forward looking statements involve risks and uncertainties and include, but are not limited to statements regarding future events and the Company's plans and expectations. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to: fluctuations in revenues and operating results due to seasonality, the budgeting and purchasing practices of its customers, the length of the Company's sales cycle and its sale commission practices, the lack of any backlog; risks associated with international operations; the Company's ability to manage rapid change in its business and industry; the Company's ability to enhance existing products and develop or acquire new products to respond to changes in customer needs; intense competition in the Company's markets; the Company's dependence on key management; potential product liability claims and general economic and business conditions, as well as those discussed elsewhere in this Form 10-QSB and the Company's filings with the Securities and Exchange Commission.
     Although the Company believes that the assumptions underlying its forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainties inherent in the forward looking statements included in this Form 10QSB and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The inclusion of such forward looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The 1996 First Quarter revenues slightly exceeded those of 1997. The slight drop in sales is largely attributed to the Company's move from the mall site to private boutiques in Downtown Los Angeles and Beverly Hills.

     Selling, general, and administrative expenses for the 1997 First Quarter
     period were 25% lower than the First Quarter of 1996.   The substantial
     decrease in expenses is mostly due to the Company's efforts to reduce legal and accounting fees through services performed in-house.

     MATERIAL CHANGES IN FINANCIAL CONDITION

     During the three month period ended March 31, 1997 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, without any offsetting inflows from financing activities. Inventory levels were slightly lower from year-end 1996 due to sales. In comparison to First Quarter 1996, Inventory levels were much higher due to production of cosmetics and stocking of lingerie.

     The Company's available cash at March 31, 1997 is expected to be sufficient to defray the Company's operating expenses through calendar year 1997. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     On December 8, 1993, Raquel Zepeda dba Colecciones de Raquel, a California sole proprietorship, filed a civil action in the State of California Superior Court, Los Angeles County, against Rixima, Inc. ("Rixima") and J.C. Penny, Inc., alleging violation of the Lanham Act, trade name infringement , unfair competition, invasion of privacy and conspiracy, claiming that Rixima had used Ms. Zepeda's likeness in connection with the marketing of cosmetic products using its "Raquel" and "Raquelle" trademarks. Ms. Zepeda also filed an objection to the trademark applications filed by Rixima. Rixima removed the action to the United States District Court, Central District of California.

     On June 20, 1995, Ms. Zepeda entered into a Settlement Agreement and General Mutual Release with Rixima pursuant to which Ms. Zepeda agreed to dismiss the action brought against Rixima and the objection to Rixima's pending trademark applications for "Raquel" and "Raquelle" trademark applications for "Raquel" and "Raquelle" in consideration of payment by Rixima of the sum of $20,000. The parties also agreed to a covenant not to sue which obligates Rixima not to sue Ms. Zepeda or the Company for trademark infringement or unfair competition in connection with the sale of its line of cosmetic products to Hispanic women.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

Item 5.  OTHER INFORMATION

         Inapplicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  EXHIBITS

          Inapplicable.

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLECCIONES DE RAQUEL, INC.
                                        (Registrant)



Dated: May 12, 1997                     By: /s/ Raquel Zepeda
                                        --------------------------------------
                                        Raquel Zepeda, Chief Financial Officer