Form 10QSB/A
period 1997-03-31
COLECCIONES DE RAQUEL INC
filed 1997-05-19
CIK 920749

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A

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


                              Preferred Stock            Common Stock                                  Deficit
                           --------------------    -----------------------   Additional      MMI       During the       Total
                              Number                 Number                    Paid-In    Settlement   Development   Shareholder's
                             of Shares    Amount    of Shares       Amount     Capital     Agreement       Stage        Equity
                           ------------  ---------  ----------    ----------  ----------   ----------   -----------   -------------
Net loss from the
 inception through
 December 31, 1992               -      $    -           -         $    -      $      -      $     -     $ (29,178)    $ (29,178)
Net Loss, 1993                   -           -           -              -             -            -        (7,462)       (7,462)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance, Dec. 31, 1993           -           -           -              -             -            -       (36,640)      (36,640)
Common Stock Issued
 In reorganization               -           -      20,000,000         2,000        34,754         -          -           36,754
Common Stock Issued
 In IPO                          -           -       1,000,000           100        90,990         -                      91,090
Preferred Stock exchanged
 for Common Stock per IPO     100,000       100    (20,000,000)       (2,000)        1,900         -          -              -
Exercise of A Warrants           -           -       1,000,000           100       249,900         -          -          250,000
MMI Settlement Agreement         -           -           -               -             -       (250,000)      -         (250,000)

Net Loss, 1994                   -           -           -               -             -            -     (58,052)       (58,052)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance, Dec. 31, 1994        100,000       100      2,000,000           200       377,544     (250,000)  (94,692)        33,152

Exercise of B Warrants           -           -       2,000,000           200       999,800         -            -       1,000,000
MMI settelement agreement        -           -            -              -            -      ( 1,000,000)       -      (1,000,000
Cash received from MMI           -           -            -              -            -         849,875         -         849,875
Net loss, 1995                   -           -            -              -            -            -      (126,518)      (126,518)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance, Dec. 31, 1995        100,000       100      4,000,000           400     1,377,344     (400,125)  (221,210)       756,509
Cash received from MMI           -           -            -              -            -         400,125         -         400,125
Net Loss                         -           -            -              -            -            -      (103,379)      (103,379)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Cash received from MMI           -           -            -              -            -            -       400,125        400,125
Common Stock exchanged
  for Preferred Stock        (100,000)     (100)    20,000,000         2,000        (1,900)
Net Loss                                                                                                  (308,137)      (308,137)
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
Balance Dec. 31, 1996            -      $    -      24,000,000      $  2,400    $1,375,444     $  -      $(529,347)    $  848,497
Balance March 31, 1997           -      $    -      24,000,000      $  2,400    $1,375,444     $  -      $(599,989)    $  777,855
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------
                            ----------  -----------  ----------    ----------  ------------  ----------  ---------      ---------



                        See accompanying notes to financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLECCIONES DE RAQUEL, INC.
                                        (Registrant)



Dated: May 19, 1997                     By: /s/ Raquel Zepeda
                                        --------------------------------------
                                        Raquel Zepeda, Chief Financial Officer