Form 10-Q
period 1997-06-30
COLECCIONES DE RAQUEL INC
filed 1997-08-13
CIK 920749

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB
(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

Commission File Number 0-24798

                           COLECCIONES DE RAQUEL, INC.

--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Nevada                                       93-1123005
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer
of Incorporation)                                Identification Number)

               9873 S. SANTA MONICA BLVD., BEVERLY HILLS, CALIFORNIA 90212
        ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                       (310) 203-9240
                                 ---------------------------
                                 (Issuer's telephone number)


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X            No
                   -----              -----

At June 30, 1997, 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               PAGE
                                                                            ----
    (a)  Balance Sheet (Unaudited) -June 30, 1997..........................   1

    (b)  Statements of Operations (Unaudited) - Six Months
         ended June 30, 1997 and 1996 Period from
         Inception (December 1, 1987) to June 30, 1997.....................   2

    (c)  Statement of Stockholder's Equity (Unaudited) -
         Period from Inception (December 1, 1987) to June 30, 1997.........   3

    (d)  Statements of Cash Flows (Unaudited) - Six Months
         ended June 30, 1997 and 1996 and Period from
         Inception (December 1, 1987) to June 30, 1997.....................   4

    (e)  Notes to Unaudited Financial Statements...........................   5

ITEM 2.  Management's Discussion and Analysis or
         Plan of Operation.................................................   7


PART II - OTHER INFORMATION................................................   8

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                     (Unaudited)

                                                                   June 30, 1997
                                                                   -------------
ASSETS

    Current Assets

         Cash and equivalents                                         $583,238
         Inventory                                                      73,394
         Deposits paid and other assets                                 17,460

         Total Current Assets                                         $674,092

    Equipment, Furniture & Fixtures, net of accum. depr. $14,427        29,233
                                                                     ---------

    Total Assets                                                      $703,325
                                                                     ---------
                                                                     ---------


LIABILITIES AND STOCKHOLDERS EQUITY

    Current Liabilities
         Accounts payable                                               $4,912
         Taxes payable                                                     553

         Total current liabilities                                      $5,465

    Stockholder's equity
         Common stock - $.0001 par value, 50,000,000 shares
         authorized, 24,000,000 shares issued and outstanding            2,400

         Additional paid in capital                                  1,375,444

         Deficit accumulated during the development stage             (679,984)

         Total stockholder's equity                                    697,860

    Total liabilities and stockholder's equity                        $703,325
                                                                     ---------
                                                                     ---------


                See accompanying notes to financial statements                 1

                            COLECCIONES DE RAQUEL, INC.
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Period from
                                                                                        Inception(Dec.1, 1987)
                                                                                                  to
                                                           Six Months Ended June 30,            June 30,
                                                              1997           1996                1997
                                                           ----------      ---------           ---------
Sales                                                           4,622          2,923              25,626
Cost of Goods Sold                                              1,740            848               8,990
                                                           ----------      ---------           ---------

Gross Profit                                                    2,882          2,075              16,636

Selling, general, and administrative expenses                 169,455        170,671             843,966
                                                           ----------      ---------           ---------

(Loss) from operations                                       (166,573)      (168,596)           (827,330)

Interest Income                                                15,937         14,919              59,105

Litigation settlement income                                                                      20,000

Loss before provision for income taxes                       (150,636)      (153,677)           (748,225)

Provision for income taxes                                                                         2,400

Net Loss                                                    ($150,636)     ($153,677)          ($750,625)
                                                           ----------      ---------           ---------
                                                           ----------      ---------           ---------

Net Loss per share                                             ($.006)         ($.04)
                                                           ----------      ---------
                                                           ----------      ---------

Weighted average number of common shares                   24,000,000      4,000,000
                                                           ----------      ---------
                                                           ----------      ---------

                See accompanying notes to financial statements                 2

                                COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM DECEMBER 1, 1987 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)


                                 PREFERRED STOCK          COMMON STOCK                                     DEFICIT
                              --------------------   ---------------------    ADDITIONAL        MMI       DURING THE       TOTAL
                                NUMBER                  NUMBER                 PAID-IN       SETTLEMENT   DEVELOPMENT  SHAREHOLDER'S
                              OF SHARES    AMOUNT     OF SHARES     AMOUNT     CAPITAL       AGREEMENT      STAGE         EQUITY
                              ---------    -------   -----------    ------    ----------    -----------   ----------    -----------
NET LOSS FROM THE
  INCEPTION THROUGH
 DECEMBER 31, 1992                 -        $  -          -         $  -      $      -      $     -       ($ 29,178)    ($  29,178)
NET LOSS, 1993                     -           -          -            -             -            -          (7,462)    (    7,462)
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------

BALANCE, DEC. 31, 1993             -           -          -            -             -            -       (  36,640)    (   36,640)
 COMMON STOCK ISSUED
  IN REORGANIZATION                -           -      20,000,000     2,000        34,754          -            -            36,754
COMMON STOCK ISSUED IN IPO         -           -       1,000,000       100        90,990          -            -            91,090
PREFERRED STOCK EXCHANGED FOR
 COMMON STOCK PER IPO           100,000       100    (20,000,000)   (2,000)        1,900          -            -             -
EXERCISE OF A WARRANTS             -           -       1,000,000       100       249,900          -            -           250,000
MMI SETTLEMENT AGREEMENT           -           -          -            -             -      (  250,000)        -        (  250,000)

NET LOSS, 1994                     -           -          -            -             -            -       (  58,052)    (   58,052)
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------
BALANCE, DEC. 31, 1994          100,000       100      2,000,000       200       377,544    (  250,000)   (  94,692)        33,152

EXERCISE OF B WARRANTS             -           -       2,000,000       200       999,800          -            -         1,000,000
MMI SETTLEMENT AGREEMENT           -           -          -            -             -      (1,000,000)        -        (1,000,000
CASH RECEIVED FROM MMI             -           -          -            -             -         849,875         -           849,875
NET LOSS, 1995                     -           -          -            -             -            -       ( 126,518)    (  126,518)
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------
BALANCE, DEC. 31, 1995          100,000       100      4,000,000       400     1,377,344    (  400,125)   ( 221,210)       756,509
CASH RECEIVED FROM MMI             -           -          -            -             -         400,125         -           400,125
NET LOSS                           -           -          -            -             -            -       (    -   )    (    -    )
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------

CASH RECEIVED FROM MMI             -           -          -            -             -            -         400,125        400,125
COMMON STOCK EXCHANGED
 FOR PREFERRED STOCK           (100,000)     (100)    20,000,000     2,000        (1,900)
NET LOSS                                                                                                  ( 308,137)    (  308,137)
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------
BALANCE DEC. 31, 1996              -        $  -      24,000,000    $2,400    $1,375,444    $     -       ($529,347)    $  848,497
NET LOSS 6 MONTHS                                                                                         ($150,637)

BALANCE JUNE 30, 1997              -        $  -      24,000,000    $2,400    $1,375,444    $     -       ($679,984)    $  697,860
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------
                               --------     ------    ----------    ------    ----------    ----------    ---------     ----------

                                COLECCIONES DE RAQUEL, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                                Period from
                                                                        For the Period Ended    Inception to Current
                                                                               June 30,         December 31, 1987 -
                                                                         1997          1996       JUNE 30, 1997
                                                                      ---------     ----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $ (79,994)    $ (153,677)     $(679,983)
   Adjustments to reconcile net loss to net cash used in
       operating activities
      Depreciation                                                         2154          1,686         14,426
   (Increase) decrease in
      Inventory                                                           1,663        (36,053)       (73,394)
      Prepaid expenses & other assets                                    (4,412)        22,902        (13,878)
      Deposits                                                               70         (5,670)        (3,581)
   (Increase) decrease in
      Accounts Payable & accrued expenses                                   185        (28,478)         5,464
                                                                       --------      ---------      ---------

      Net cash used in operating activities                            $(80,334)     $(199,290)     $(750,946)
                                                                       --------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Equipment                                              (1,783)        (6,805)       (43,531)
      Leasehold Improvements                                               (129)        (9,716)          (129)
                                                                       --------      ---------      ---------

                  Net cash used in investing activities                  (1,912)       (16,521)       (43,660)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from MMI settlement agreement                                  -       $400,125     $1,250,000
      Proceeds from sale of common stock                                      -              -         91,090
      Payments for offering costs                                             -              -              -
      Loans & paid-in capital from preferred stockholder                      -              -         36,754
                                                                       --------      ---------      ---------

      Net cash provided by financing activities                               -       $400,125     $1,377,844
                                                                       --------      ---------      ---------

      Net increase in cash and cash equivalents                         (82,246)      $184,314       $583,238

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                           $665,484       $705,707       $665,484
                                                                       --------      ---------      ---------

CASH & CASH EQUIVALENTS, END OF PERIOD                                 $583,238       $890,021       $583,238
                                                                       --------      ---------      ---------
                                                                       --------      ---------      ---------

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

2.  UNAUDITED FINANCIAL STATEMENTS

    The financial statements as of June 30, 1997 and for the periods ended June, 1997 and 1996 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The 1997 Second Quarter revenues slightly exceeded those of 1996. The increase in sales is largely attributed to the Company's efforts to promote product sales. Selling, general, and administrative expenses for the 1997 Second Quarter period were approximately the same as the Second Quarter of 1996.


    MATERIAL CHANGES IN FINANCIAL CONDITION

    During the six month period ended June 30, 1997 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, without any offsetting inflows from financing activities. Inventory levels were slightly lower from year-end 1996 due to sales. In comparison to Second Quarter 1996, Inventory levels were much higher due to production of cosmetics and stocking of lingerie.

    The Company's available cash at June 30, 1997 is expected to be sufficient to defray the Company's operating expenses through calendar year 1997. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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

    Inapplicable.

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

                                       COLECCIONES DE RAQUEL, INC.
                                       (Registrant)



Dated:    August 11, 1997              By: /s/ Raquel Zepeda
                                          ------------------------------
                                          Raquel Zepeda, Chief Financial
                                          Officer