Form 10QSB
period 1997-09-30
COLECCIONES DE RAQUEL INC
filed 1997-11-14
CIK 920749

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

(Mark One)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______

Commission File Number 0-24798

                             COLECCIONES DE RAQUEL, INC.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

            NEVADA                                      93-1123005
-------------------------------------------------------------------------------
(State or other jurisdiction                          (IRS Employer
      of Incorporation)                            Identification Number)

           9873 S. SANTA MONICA BLVD., BEVERLY HILLS, CALIFORNIA 90212
       ----------------------------------------------------------------------
                       (Address of principal executive offices)

                                    (310) 203-9240
                     ---------------------------------------------
                               (Issuer's telephone number)

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


              Yes    X            No
                  ------             -----

At September 30, 1997, 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                              PAGE

    (a)  Balance Sheet (Unaudited) -September 30, 1997 . . . . . . . . . . .  1

    (b)  Statements of Operations (Unaudited) - Nine Months
         ended September 30, 1997 and 1996 Period from
         Inception (December 1, 1987) to September 30, 1997. . . . . . . . .  2


    (c)  Statements of Cash Flows (Unaudited) -Third Quarters
         ended September 30, 1997 and 1996 and Prior 1997 Second Quarter . .  3

    (d)  Statement of Stockholder's Equity (Unaudited) -
         Period from Inception (December 1, 1987) to September 30, 1997. . .  4


    (e)  Statements of Cash Flows (Unaudited) - Nine Months
         ended September 30, 1997 and 1996 and Period from
         Inception (December 1, 1987) to September 30, 1997. . . . . . . . .  5

    (f)  Notes to Unaudited Financial Statements . . . . . . . . . . . . . .  6

ITEM 2.  Management's Discussion and Analysis or
         Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . . .  8



PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  9

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                     (Unaudited)



                                                             SEPTEMBER  30, 1997
                                                             -------------------
ASSETS

    Current Assets

         Cash and equivalents                                       $518,772
         Inventory                                                    73,090
         Deposits paid and other assets                               20,655
                                                                    --------
         Total Current Assets                                       $612,517

    Equipment, Furniture & Fixtures, net of accum. depr. $16,607      26,953
                                                                    --------
    Total Assets                                                    $639,470
                                                                    --------
                                                                    --------

LIABILITIES AND STOCKHOLDERS EQUITY

    Current Liabilities
         Accounts payable                                             $5,554
         Taxes payable                                                   650

         Total current liabilities                                    $6,204


    Stockholder's equity
         Common stock - $.0001 par value, 50,000,000 shares
         authorized, 24,000,000 shares issued and outstanding          2,400

         Additional paid in capital                                1,375,444

         Deficit accumulated during the development stage           (744,578)

         Total stockholder's equity                                  633,266

    Total liabilities and stockholder's equity                      $639,470
                                                                    --------
                                                                    --------



                    See accompanying notes to financial statements

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                                PERIOD FROM
                                                                           INCEPTION(DEC.1, 1987)
                                                                                     TO
                                             NINE MONTHS ENDED SEPTEMBER 30,    SEPTEMBER 30,
                                                     1997         1996              1997
                                                 ----------    ---------         ------------

Sales                                                5,787        4,313              24,965
Cost of Goods Sold                                   2,293        1,251               8,961
                                                ----------   ----------           ---------
Gross Profit                                         3,494        3,061              16,004

Selling, general, and administrative expenses      241,837      242,575             836,403
                                                ----------   ----------           ---------
(Loss) from operations                            (238,342)    (239,514)           (820,339)

Interest Income                                     23,111       25,197              58,162

Litigation settlement income                                                         20,000

Loss before provision for income taxes            (215,231)    (214,317)           (742,177)

Provision for income taxes                                                            2,400

Net Loss                                         ($215,231)   ($214,317)          ($744,578)
                                                ----------   ----------           ---------
                                                ----------   ----------           ---------
Net Loss per share                                  ($.001)      ($.003)
                                                ----------   ----------           ---------
                                                ----------   ----------           ---------
Weighted average number of common shares        24,000,000   24,000,000
                                                ----------   ----------           ---------
                                                ----------   ----------           ---------

                    See accompanying notes to financial statements

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                       THIRD QUARTER         SECOND QUARTER
                                                      ENDED SEPTEMBER,         ENDED JUNE,
                                                     1997          1996            1997
                                                   --------      --------        --------
Sales                                                 1,166         1,390          2,794
Cost of Goods Sold                                      552           404          1,098
                                                ----------   ----------           ---------
Gross Profit                                            614           986          1,696

Selling, general, and administrative expenses        72,382        71,904         89,510
                                                ----------   ----------           ---------
(Loss) from operations                              (71,768)      (70,918)       (87,814)

Interest Income                                       7,173        10,279          7,820

Litigation settlement income

Loss before provision for income taxes              (64,595)      (60,639)       (79,994)

Provision for income taxes

Net Loss                                           ($64,595)     ($60,639)       (79,994)
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------
Net Loss per share                                   ($.001)       ($.001)        ($.001)
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------
Weighted average number of common shares         24,000,000    24,000,000     24,000,000
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------

                    See accompanying notes to financial statements

                             COLECCIONES DE RAQUEL, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM DECEMBER 1, 1987 (INCEPTION) TO SEPTEMBER 30, 1997
                                     (UNAUDITED)

                                    PREFERRED STOCK        COMMON STOCK                                    DEFICIT
                                  --------------------  ------------------        ADDITIONAL      MMI     DURING THE      TOTAL
                                   NUMBER                  NUMBER                  PAID-IN   SETTLEMENT  DEVELOPMENT  SHAREHOLDER'S
                                  OF SHARES    AMOUNT    OF SHARES     AMOUNT      CAPITAL    AGREEMENT     STAGE        EQUITY
                                  ---------   --------  -----------   --------     --------   ----------  ---------    --=---------
Net loss from the
 inception through
 December 31, 1992                      -     $    -             -     $    -   $        -     $       -     ($29,178)   ($29,178)
Net Loss, 1993                          -          -             -          -            -             -       (7,462)     (7,462)
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------
Balance, Dec. 31, 1993                  -          -             -          -            -             -      (36,640)    (36,640)
 Common Stock Issued
 In reorganization                      -          -    20,000,000      2,000       34,754             -            -      36,754
Common Stock Issued in IPO              -          -     1,000,000        100       90,990             -            -      91,090
Preferred Stock exchanged for
 Common Stock per IPO             100,000        100   (20,000,000)    (2,000)       1,900             -            -           -
Exercise of A Warrants                  -          -     1,000,000        100      249,900             -            -     250,000
MMI Settlement Agreement                -          -             -          -            -      (250,000)           -    (250,000)
Net Loss, 1994                          -          -             -          -            -             -      (58,052)    (58,052)
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------
Balance, Dec. 31, 1994            100,000        100     2,000,000        200      377,544      (250,000)     (94,692)     33,152

Exercise of B Warrants                  -          -     2,000,000        200      999,800             -            -   1,000,000
MMI settlement agreement                -          -             -          -            -    (1,000,000)           -  (1,000,000)
Cash received from MMI                  -          -             -          -            -       849,875            -     849,875
Net loss, 1995                          -          -             -          -            -             -     (126,518)   (126,518)
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------
Balance, Dec. 31, 1995            100,000        100     4,000,000        400    1,377,344      (400,125)    (221,210)    756,509
Cash received from MMI                  -          -             -          -            -       400,125            -     400,125
Net Loss                                -          -             -          -            -             -          ( -)        ( -)
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------
Cash received from MMI                  -          -             -          -            -             -      400,125     400,125
Common Stock exchanged
  for Preferred Stock            (100,000)      (100)   20,000,000      2,000       (1,900)
Net Loss                                                                                                     (308,137)   (308,137)
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------
Balance Dec. 31, 1996                   -     $    -    24,000,000     $2,400   $1,375,444     $       -    ($529,347)   $848,497
Net Loss 9 months                                                                                           ($215,231)

Balance September 30, 1997              -     $    -    24,000,000     $2,400   $1,375,444     $       -    ($744,578)   $633,266
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------
                                 --------    -------  ------------    -------   ----------     ---------    ---------    --------



                      See accompanying notes to financial statements

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                             PERIOD FROM
                                                              FOR THE PERIOD ENDED       INCEPTION TO CURRENT
                                                                   SEPTEMBER 30,           DECEMBER 31, 1987 -
                                                                1997          1996        SEPTEMBER 30, 1997
                                                             ----------    ----------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(64,594)     $(214,317)          $(744,577)
   Adjustments to reconcile net loss to net cash used in
     operating activities
          Depreciation                                           2,181          2,826              16,607
     (Increase) decrease in
          Inventory                                                304        (45,527)            (73,090)
          Prepaid expenses & other assets                       (3,099)        20,879             (16,977)
          Deposits                                                   0         (3,422)             (3,581)
     (Increase) decrease in
          Accounts Payable & accrued expenses                      644        (27,622)              6,108
                                                              --------       --------            --------
          Net cash used in operating activities               $(64,564)     $(264,223)          $(815,510)
                                                              --------       --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of Equipment                                     98        (28,358)            (43,433)
          Leasehold Improvements                                     0              0                (129)
                                                              --------       --------            --------
            Net cash used in investing activities                   98       (28,358)             (43,562)

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from MMI settlement agreement                     -       $400,125          $1,250,000
          Proceeds from sale of common stock                         -              -              91,090
          Payments for offering costs                                -              -                   -
          Loans & paid-in capital from preferred stockholder         -              -              36,754
                                                              --------       --------            --------
          Net cash provided by financing activities                  -       $400,125          $1,377,844
                                                              --------       --------            --------
          Net increase in cash and cash equivalents            (64,466)      $107,544            $518,772

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                  $583,238       $705,707            $583,238
                                                              --------       --------            --------
CASH & CASH EQUIVALENTS, END OF PERIOD                        $518,772       $813,251            $518,772
                                                              --------       --------            --------
                                                              --------       --------            --------


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

2.  UNAUDITED FINANCIAL STATEMENTS

    The financial statements as of September 30, 1997 and for the periods ended September, 1997 and 1996 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The 1996 Third Quarter revenues slightly exceeded those of 1997. Although 1997 sales were higher in 1997, 1996 interest income was higher. Selling, general, and administrative expenses for the 1997 Second Quarter year to date period were slightly lower than 1996's Second Quarter year to date. However, 1997 Third Quarter General and Administrative expenses were 19.1% lower than the prior quarter (2nd 1997). This decrease in General and Administrative expenses is largely attributed to a decrease in personnel.

    MATERIAL CHANGES IN FINANCIAL CONDITION

    During the nine month period ended September 30, 1997 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, without any offsetting inflows from financing activities. Inventory levels were slightly lower from year-end 1996 due to sales. In comparison to Second Quarter 1996, Inventory levels were much higher due to production of cosmetics and stocking of lingerie.

    The Company's available cash at September 30, 1997 is expected to be sufficient to defray the Company's operating expenses through calendar year 1997. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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

    Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Inapplicable.

Item 5.  OTHER INFORMATION

    As of July, 1997 Ms. Vasquez, who was acting as Vice President of Sales is no longer with the company.

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

                                  COLECCIONES DE RAQUEL, INC.
                                  (Registrant)




Dated: November 10, 1997          By: /s/ Raquel Zepeda
                                      ---------------------------------------
                                      Raquel Zepeda, Chief Financial Officer