Form 10KSB
period 1997-12-31
COLECCIONES DE RAQUEL INC
filed 1998-03-25
CIK 920749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to

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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $7,322.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 (based upon the average bid and asked prices) was $8,224,000.

     The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of March 31, 1998 was 24,000,000.

     Documents incorporated by reference:  None.

     Transitional Small Business Issuer Format (check one):
     Yes        No  X
          ---      ---

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

     During this period, both Ms. Zepeda and her products received publicity in both English and Spanish media including AVISA magazine, the Hispanic Fashion Designer's Showcase and Spanish publications MUNDO ARTISTICO, NEGOCIOS Y FINANZAS, and NOTICIAS DEL MUNDO. Ms. Zepeda has also been interviewed on both English and Spanish television stations. This publicity has featured both Ms. Zepeda and the Company's products. Since the public offering and opening of the boutique, the Company has received recognition in publications such as LATINA Magazine, BEAUTY FASHION Magazine, BEVERLY HILLS
(213), MUNDO Artistico, NUESTRO Tiempo, and HISPANIC Business. The Company's products were described as being designed for people with "golden" complexions and designed for the Hispanic and similar markets. Although the Company believes that this publicity will assist it in its future marketing efforts, there is no assurance that it will have any benefit.

     With proceeds of the Company's public offering it has produced its proprietary fragrance, "Sabor A Mi," a complete line of colors cosmetics and skin care and opened two boutiques in Beverly Hills and Los Angeles. All products are being sold and marketed through these boutiques. Additionally, the Company has produced a music compact disc which it plans to cross-market with the sale of the fragrance. "Sabor A Mi" is also the name of a very popular Spanish love song. The compact disc contains information on the Company's line of cosmetics along with a sample fragrance strip and product ordering information. On March 6, 1998 the Company entered into a distribution agreement with R Town Entertainment for the distribution of both the compact disc and fragrance. R Town Entertainment has distribution in approximately 1,500 stores that specialize in Latin artists. The compact disc is either sold separately or given away as a complimentary gift with the purchase of the fragrance.

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

     In March 1997, the Company hired on a full-time basis an executive vice president of sales and marketing, responsible for sales and development of new distribution channels. However, the position was terminated in July 1997, in the best interests of the Company. In early 1997 the Company completed its registration of the trademarks for the Company's logo and "Peligro!". On December 10, 1997 the lease for the Beverly Hills location was extended for an additional two years, with no changes in the terms of agreement. The compact disc (see PRINCIPAL MARKETS AND MARKETING STRATEGY.) was completed in March 1998. Subsequently, on March 6, 1998 the Company entered into a distribution agreement with R Town Entertainment for distribution of the CD entitled "SABOR A MI" featuring the Artist "RAQUEL ZEPEDA" and the fragrance "SABOR A MI".

     The Company warehouses its inventory at a public warehouse facility in Los Angeles, California. The facility offers security 24 hours a day, it also offers transportation, and repack services at an additional cost if needed.

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

     During the course of developing the Company's cosmetic line, Ms. Zepeda also designed other products intended to complement its cosmetic line, including a skin care line. Additionally, Ms. Zepeda is working on the design of "!Peligro!", a man's fragrance which the Company plans to launch in early 1999. Ms. Zepeda previously designed the fragrance which the Company is marketing under the trademarked name, "Sabor A Mi, Melody of Eternal Passion". As a complement to its cosmetics, skin care and fragrance products, the Company is also offering a small selection of lingerie at its showroom boutique location.

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

     PRINCIPAL MARKETS AND MARKETING STRATEGY.

     The Company believes that the principal market for its cosmetic and fragrance products is among Hispanic women in the U.S. and Latin America. During the near term, the Company intends to concentrate on marketing its products in the Los Angeles, California area which contains a large and growing number of Hispanics. Eventually, the Company plans to extend its distribution nationally and internationally. Approximately 3.8 million Hispanics reside in the Los Angeles, California area and comprise approximately 19% of the entire United States Hispanic population. Simmons Hispanic II Study projected that by the year 2005 the U.S. Hispanic market will comprise the largest minority group in the United States. According to McGraw-Hill's 1995 Hispanic Consumer Market Report, Hispanics buying power for 1997 was estimated at $357 billion in the U.S. This report also estimated that Hipsanics spent $6 billion on Personal Care Products and Services. (This market segment includes cosmetics, fragrance and skin care.) Latin America's cosmetic market was $5.9 billion and expected to increase to $7.6 billion by 1998, according to Euromonitor International.

     Companies such as Avon, Estee Lauder, Mabelline, Pavion Ltd., Proctor & Gamble, and Revlon have made directional changes in advertising content and product orientation in an effort to more effectively reach the non-Anglo market. Estee Lauder introduced it "Prescriptives" line targeting ethnic women in 1991. According to NPD Beauty Trends, Prescriptives was one of the top selling prestige lines in 1996; and in fiscal 1997 Estee Lauder reported sales of $124.7 million in "other Americas." In 1994, Avon printed a bilingual brochure targeted to Hispanic women in a small test-market study. Avon has identified the Hispanic market as promising because professional appearance is very important to Hispanics and because Hispanic children are introduced to makeup and jewelry at an early age. Avon research reflects that its average order for Hispanics is about $9 higher than for non-Hispanics. Market studies have confirmed that Hispanics generally spend more on consumer goods per capita than do other market segments.

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

     Following the initial public offering, the Company advertised its products on a limited basis through print advertising in selected Spanish language magazines and through radio advertising which featured its Sabor A Mi, Melody of Eternal Passion fragrance. The Company has discontinued all magazine advertisements, except for advertisements in LATINA MAGAZINE and HISPANIC BUSINESS. The Company is principally pursuing some radio advertising on Spanish language stations which has yielded a more positive customer response. Additionally, a web-site has been established on the Internet to promote both the product line and stock (www.internetstockexchange.net/raquel). All advertisements include the Company's toll-free number and web-site address. Also, product samples are available to potential customers as a part of its promotional efforts.

     The fragrance was named after a world-famous Latin love song, "Sabor A Mi". Ms. Zepeda has recorded a jazz-style version of the song which is currently a give-away with the purchase of the cologne or perfume. The Company has also produced a music CD containing five (5) songs sung by Ms. Zepeda, including "Sabor A Mi". Additionally, the CD contains a fragrance strip of "Sabor A Mi, Melody of Eternal Passion", an ad for the complete line of products and boutiques, along with purchasing information. The CD will be a give-away with purchase of the fragrance and will also be available for purchase in select music stores.

     The Company intends to market its products utilizing the services of Ms. Zepeda and employees, and does not plan to utilize the services of any other individual or firm spokesperson for these marketing efforts. The Company's ability to maintain or expand its marketing efforts is directly dependent on the level of sales and profitability achieved from its marketing of its products.

     DISTRIBUTION.

     On March 6, 1998, the Company entered into a distribution agreement with R Town Entertainment for the sale of both the CD entitled "SABOR A MI" featuring the Artist "RAQUEL ZEPEDA" and the fragrance "SABOR A MI". R Town Entertainment specializes in distributing music by Latino Artists throughout the U.S. and Mexico. Additionally, the Company continues to sell its products through its two locations in Beverly Hills and downtown Los Angeles.

     Further, the Company is approaching local boutiques for sales and distribution of its products. As of March 1998, the Company has received minimal orders.

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

     The Company does not plan to carry significant amounts of either materials or finished products in its inventory. Therefore, it will be relying on third parties to supply it with products on a continuing basis. The failure of the Company to obtain products sufficient for its needs would have a substantial negative effect on its operations.

     PATENTS AND TRADEMARKS.

     The Company has obtained the trademarks for the following: "!Peligro!" (extension filed on February of 1998, for future use), its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," and the Company logo. Additionally,
copyrights are held for the following:   COLOR ME GOLDEN, a beauty guide for
golden skin tones; Sound Recording for "Sabor A Mi," the Company's logo, and its product brochure. Copyright registration for the Compact Disc is pending.

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

     EMPLOYEES.

     As of December 31, 1997, the Company employed three (3) persons, all full time employees. The Company may hire additional part-time secretarial and retail sales employees depending on its level of operations.

     The Company may engage consultants to assist it in various aspects of its business. See "Item 9. Directors, Executive Officers, Promoters and Control Persons".

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its principal offices in a 700 square foot store front located at 9873 S. Santa Monica Blvd., Beverly Hills, California. The space is a combined office and showroom which the Company leased for two years commencing in September 1995 at a monthly rent of $1,100 per month. This lease was renewed for two additional years until October 9, 1999.

     In May 1996 the Company entered into a three-year lease for a second boutique location in the financial district of downtown Los Angeles. Monthly rent for the 900 square-foot storefront is $1,451.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 7, 1997, the Company held its Annual Meeting of Shareholders at its headquarters. Two (2) directors were elected at the meeting, Raquel Zepeda and Elizabeth A. Tovar. The ratification of the selection of Singer Lewak Greenbaum & Goldstein LLP as independent auditors for the fiscal year 1997. Nineteen million nine hundred seventy seven thousand five hundred (19,977,500) votes out of a total of twenty-four million (24,000,000) votes eligible were present at the meeting, in person or by proxy. The 2 directors were elected and Singer Lewak Greenbaum & Goldstein LLP were ratified as independent auditors for fiscal year 1997 uncontested.

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

     The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock for the last 3 years. Included for December 1997 are the high and low ask prices due to no bid prices.

                                     HIGH            LOW
                                     ----            ---
YEAR ENDED DECEMBER 31, 1995

     First Quarter                   3               1/2

     Second Quarter                  3-7/8           3

     Third Quarter                   3-3/4           1-3/4

     Fourth Quarter                  2-7/8           2-1/4

YEAR ENDED DECEMBER 31, 1996

     First Quarter                   2-1/4           1-3/4

     Second Quarter                  1-3/4           3/4

     Third Quarter                   No Bid          No Bid

     Fourth Quarter                  No Bid          No Bid

YEAR ENDED DECEMBER 31, 1997         CLOSING BID          CLOSING ASK

                                     HIGH      LOW        HIGH      LOW
                                     ----      ---        ----      ---
     First Quarter                   No Bid    No Bid     2         2

     Second Quarter                  No Bid    No Bid     2         2

     Third Quarter                   No Bid    No Bid     2         2

     Fourth Quarter                  No Bid    No Bid     2         2

     These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

     As of December 31, 1997, there were 1,013 record holders of the Company's common stock.

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

     As of December 31, 1997, there were 24,000,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 19,888,000 shares, Ms. Zepeda will continue to be able to elect all of the Company's directors and continue to control the Company. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

     The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company had cash and cash equivalents of $460,939 at December 31, 1997.

     The Company's available cash position at December 31, 1997 is expected to be sufficient to cover the Company's operating expenses through calendar year 1998, and possibly for some period thereafter.

     Through December 31, 1997, revenues from operations continued to be insufficient to support the selling, general and administrative expenses of the Company. At such time as the settlement agreement proceeds are exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately achieve profitable operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Company's selling, general and administrative expenses decreased by $24,037 during the year ended December 31, 1997 below the level of selling, general and administrative expenses incurred during the preceding year. The decrease was attributable primarily to the reduction of legal and accounting fees.

     The Company's business operations during the year ended December 31,
1997 resulted in only minimal revenues.   Management does not believe that
historical revenues, operating margins or expenses for the period ended December 31, 1997 were indicative of future operating results.

     The Company is unable to predict when, if ever, the Company will generate sufficient revenues from operations in excess of its cost of goods sold and selling, general and administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS.


                          COLECCIONES DE RAQUEL, INC.
                         (A Development Stage Company)
                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants. . . . . . . . . .  14

Balance Sheets as of December 31, 1997  . . . . . . . . . . . . . . .  15

Statements of Operations for the years ended December 31, 1997 and 1996 and for the period from December 1, 1987 (Inception)
     through December 31, 1997. . . . . . . . . . . . . . . . . . . .  16

Statements of Stockholders' Equity for the period from
     December 1, 1987 (Inception) to December 31, 1997  . . . . . . .  17

Statements of Cash Flows for the years ended December 31, 1997 and 1996 and for the period from December 1, 1987 (Inception)
     through December 31, 1997    . . . . . . . . . . . . . . . . . .  18

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .  20

                          COLECCIONES DE RAQUEL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                          DECEMBER 31, 1997 AND 1996

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Colecciones de Raquel, Inc.

We have audited the accompanying balance sheet of Colecciones de Raquel, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997, and the period from December 1, 1987 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders' equity, and cash flows for the period from inception to December 31, 1995.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the audit report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Colecciones de Raquel, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, and the period from December 1, 1987 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 4, 1998

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                  BALANCE SHEET
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents (Note 2)                             $  460,939
     Merchandise inventory                                              73,060
     Prepaid expenses and other assets                                   6,770
                                                                    -----------
          Total current assets                                         540,769

EQUIPMENT, net of accumulated depreciation of $18,821                   25,687
DEPOSITS                                                                 2,130
                                                                    -----------
    TOTAL ASSETS                                                    $  568,586
                                                                    -----------
                                                                    -----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $   10,668
                                                                    -----------
          Total current liabilities                                     10,668
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value
          10,000,000 shares authorized
          0 shares issued and outstanding (Note 3)                           -
     Common stock, $.0001 par value
          50,000,000 shares authorized
          24,000,000 shares issued and outstanding (Note 3)              2,400
     Additional paid-in capital                                      1,375,444
     Deficit accumulated during the development stage                 (819,926)
                                                                    -----------
          Total stockholders' equity                                   557,918
                                                                    -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  568,586
                                                                    -----------
                                                                    -----------

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                    Period From
                                                                                     December 1,
                                                           For the Year Ended            1987
                                                                December 31,       (Inception) to
                                                       --------------------------     December 31,
                                                           1997           1996           1997
                                                       -----------    -----------  ---------------
SALES                                                  $    7,322     $    5,563      $  26,499

COST OF GOODS SOLD                                          4,546          1,865         11,154
                                                       -----------    -----------     ----------
GROSS PROFIT                                                2,776          3,698         15,345

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES             322,048        346,085        916,614
                                                       -----------    -----------     ----------
LOSS FROM OPERATIONS                                     (319,272)      (342,387)      (901,269)
                                                       -----------    -----------     ----------
OTHER INCOME
     Interest income                                       29,493         35,050         64,543
     Litigation settlement                                      -              -         20,000
                                                       -----------    -----------     ----------
          Total other income                               29,493         35,050         84,543
                                                       -----------    -----------     ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (289,779)      (307,337)      (816,726)

PROVISION FOR INCOME TAXES (Note 4)                           800            800          3,200
                                                       -----------    -----------     ----------
NET LOSS                                               $ (290,579)    $ (308,137)     $(819,926)
                                                       -----------    -----------     ----------
                                                       -----------    -----------     ----------
NET LOSS PER SHARE
     BASIC                                             $    (0.01)    $    (0.02)
                                                       -----------    -----------
                                                       -----------    -----------

     DILUTED                                           $    (0.01)    $    (0.02)
                                                       -----------    -----------
                                                       -----------    -----------

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                        24,000,000     14,382,514
                                                       -----------    -----------
                                                       -----------    -----------

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                               FOR THE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                Additional     MMI       During the
                                     Preferred Stock         Common Stock        Paid-in   Settlement    Development
                                     Shares    Amount     Shares       Amount    Capital    Agreement       Stage         Total
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------
NET LOSS FROM INCEPTION THROUGH
 DECEMBER 31, 1992                          -   $  -          -        $  -        $  -        $  -       $ (29,178)  $   (29,178)
NET LOSS                                                                                                     (7,462)       (7,462)
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------

BALANCE, DECEMBER 31, 1993                                                                                  (36,640)      (36,640)
COMMON STOCK ISSUED IN
 REORGANIZATION                                         20,000,000     2,000       34,754                                  36,754
COMMON STOCK ISSUED IN INITIAL
 PUBLIC OFFERING                                         1,000,000       100       90,990                                  91,090
PREFERRED STOCK EXCHANGED FOR
 COMMON STOCK IN CONNECTION
 WITH INITIAL PUBLIC OFFERING        100,000      100  (20,000,000)   (2,000)       1,900                                       -
EXERCISE OF A WARRANTS                                   1,000,000       100      249,900                                 250,000
MMI SETTLEMENT AGREEMENT                                                                     (250,000)                   (250,000)
NET LOSS                                                                                                    (58,052)      (58,052)
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1994           100,000      100    2,000,000       200      377,544    (250,000)      (94,692)       33,152
EXERCISE OF B WARRANTS                                   2,000,000       200      999,800                               1,000,000
MMI SETTLEMENT AGREEMENT                                                                   (1,000,000)                 (1,000,000)
CASH RECEIVED FROM MMI                                                                        849,875                     849,875
NET LOSS                                                                                                   (126,518)     (126,518)
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1995           100,000      100    4,000,000       400    1,377,344    (400,125)     (221,210)      756,509
CASH RECEIVED FROM MMI                                                                        400,125                     400,125
COMMON STOCK EXCHANGED FOR
 PREFERRED STOCK                    (100,000)    (100)  20,000,000     2,000       (1,900)                                      -
NET LOSS                                                                                                   (308,137)     (308,137)
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1996                 -        -   24,000,000     2,400    1,375,444           -      (529,347)      848,497
NET LOSS                                                                                                   (290,579)     (290,579)
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------

BALANCE, DECEMBER 31, 1997                 -     $  -   24,000,000    $2,400   $1,375,444   $       -     $(819,926)   $  557,918
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------
                                    ---------  ------  ------------  --------  ----------  -----------  ------------  ------------

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                                    Period From
                                                                                    December 1,
                                                           For the Year Ended           1987
                                                               December 31,        (Inception) to
                                                     ---------------------------   December 31,
                                                         1997           1996           1997
                                                     -----------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $  (290,579)   $  (308,137)   $  (819,926)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation                                          8,636          7,462         18,821
  (Increase) decrease in
    Inventory                                               2,615        (33,525)       (73,060)
    Prepaid expenses and other assets                       2,789         19,779         (6,770)
    Deposits                                                1,521           (537)        (2,130)
  Increase (decrease) in
    Accounts payable and accrued expenses                  (2,601)       (15,881)         10,668
                                                      -----------    -----------    -----------

Net cash used in operating activities                    (277,619)      (330,839)      (872,397)
                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                    (5,507)       (27,280)       (44,508)
                                                      -----------    -----------    -----------

Net cash used in investing activities                      (5,507)       (27,280)       (44,508)
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from MMI settlement Agreement                        -        400,125      1,250,000
  Proceeds on sale of common stock                              -              -         91,090
  Loans and paid-in capital from
    preferred stockholder                                       -         (3,648)        36,754
                                                      -----------    -----------    -----------

Net cash provided by financing activities                       -        396,477      1,377,844
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                            (283,126)        38,358        460,939

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                  744,065        705,707              -
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $  460,939     $  744,065     $  460,939
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS (CONTINUED)
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                    Period From
                                                                                    December 1,
                                                           For the Year Ended           1987
                                                               December 31,        (Inception) to
                                                     ---------------------------   December 31,
                                                         1997           1996           1997
                                                     -----------    -----------    --------------
  INTEREST RECEIVED                                   $  29,493      $  35,050       $  64,543
                                                     ----------     ----------     -----------
                                                     -----------    ----------     -----------

  TAXES PAID                                          $     800      $     800       $   3,200
                                                     -----------    ----------     -----------
                                                     -----------    ----------     -----------

   The accompanying notes are an integral part of these financial statements.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------

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

     The Company intends to market and sell a line of cosmetics, skin care, and fragrance products which it believes will have appeal to sallow to olive-skinned women. Through December 31, 1997, the Company was primarily involved in preliminary marketing efforts and had not achieved significant sales of its products. Therefore, in accordance with Statement of Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is accounted for as a development stage company.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT
     SFAS No. 130, "Reporting Comprehensive Income." issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial position or results of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

     CASH AND CASH EQUIVALENTS
     For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a high-quality financial institution.

     MERCHANDISE INVENTORY
     Merchandise inventory, which is principally merchandise held for sale, is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EQUIPMENT
     Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives which is generally five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the statements of operations.

     ADVERTISING COSTS
     Advertising costs are charged to operations when incurred. Advertising costs were $24,211 and $18,641 for the years ended December 31, 1997 and 1996, respectively.

     INCOME TAXES
     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     NET LOSS PER SHARE
     For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Earnings per share for 1996 has been restated using the methodologies of SFAS No. 128. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basic earnings per share and diluted earnings per share are the same.

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

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------
NOTE 2 - CASH AND CASH EQUIVALENTS

     The Company maintains cash deposits in banks and in financial institutions located in southern California. Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Deposits in a money market account with a financial institution are insured by the Securities Investor Protection Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

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

     The shares of common stock issued in the Company's initial public offering and upon exercise of the A Warrants and B Warrants (collectively the "Shares") have been publicly traded. The C Warrants were not exercised and were canceled by the Company.

     In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares following their exercise by third-party entities. MMI has expressly denied any involvement in the exercise of the A Warrants and B Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill, MMI agreed to pay the Company the exercise price of the A Warrants ($250,000) and B Warrants ($1,000,000).

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------
NOTE 3 - COMMON AND PREFERRED STOCK TRANSACTIONS (CONTINUED)

     WARRANTS AND RELATED SETTLEMENT AGREEMENT (Continued)
     The Company has agreed within one year of the Agreement to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares which could have been purchased upon exercise of the C Warrants which were issued upon exercise of the B Warrants and subsequently canceled by the Company. As part of the Agreement with MMI, the Company has consented to MMI commencing legal proceedings in the name of MMI against third parties to recover MMI's damages suffered as a result of or in connection with MMI's purchase of the Shares and has agreed to assist and cooperate with MMI in any such action. The Agreement has expired and MMI has not purchased an additional 1,000,000 shares of common stock.

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

     INCENTIVE STOCK OPTION PLAN
     The Company has adopted an Incentive Stock Option Plan (the "Plan"). The Plan authorizes the granting of options to employees of the Company to purchase an aggregate of 500,000 shares of common stock at no less than the fair market value of the common stock at the date the option is granted. For owners of 10% or more of the voting power of the Company's stock, the option price must be at least 10% or more of the fair market value of the common stock at the date the option is granted. No option may be granted after August 6, 2003. No options have been granted under the Plan to date.


NOTE 4 - INCOME TAXES

     The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 1997, the Company has approximately $776,000 and $773,000 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2011 and 2001, respectively. For the years ended December 31, 1997 and 1996, the provision for income taxes represents the minimum state franchise tax.

                                                    COLECCIONES DE RAQUEL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              DECEMBER 31, 1997
-------------------------------------------------------------------------------
NOTE 4 - INCOME TAXES (CONTINUED)

     The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at December 31, 1997:

        Loss carryforwards                             $  309,000
        Valuation allowance                              (309,000)
                                                       ----------
           DEFERRED TAX ASSETS                         $        -
                                                       ----------
                                                       ----------

     The valuation allowance has been increased by approximately $127,000 during the year ended December 31, 1997.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     LEASES
     The Company leases its office and retail facilities under operating leases which expire through October 1999. Minimum annual rental commitments under the lease are as follows:

         Year Ending
         December 31,
       ---------------
        1998                                            $  31,000
        1999                                               19,000
                                                       ----------
          TOTAL                                         $  50,000
                                                       ----------
                                                       ----------

     Rent expense for the years ended December 31, 1997 and 1996 was $30,614 and $25,333, respectively.

     EMPLOYMENT AGREEMENT
     The Company has entered into an employment agreement with an officer expiring August 1999 with an aggregate annual salary of $65,000, increasing at the beginning of each subsequent calendar year by the Consumer Price Index. In addition, the employee is entitled to incentive compensation each year to be determined by the Company's Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:


     Name                     Age            Position
     ----                     ---            --------
     Raquel Zepeda            47             President and Director

     Elizabeth A. Tovar       27             Secretary


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

     ELIZABETH A. TOVAR,(a.k.a. Elizabeth A. Camacho) has served as Secretary of the Company since August, 1995. Mrs. Tovar is employed by the Company as its Administrator. From May 1994 through September 1995, Mrs. Tovar was the vault manager for a large food services company where she was responsible for all cash transactions and vault audit procedures. Mrs. Tovar also served as a financial administrator for the company maintaining accounts receivable and account payable ledgers. Prior thereto, from July 1991 through April 1994, Mrs. Tovar was a security officer for the U.S. Department of Justice. Mrs. Tovar attended El Paso Community College where she majored in business management.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. During each of the fiscal years ended December 31, 1997, and 1996, each of the directors and officers filed the required Form 3.


ITEM 10.  EXECUTIVE COMPENSATION.

     COMPENSATION OF OFFICERS. No executive officer of the Company was paid cash or non-cash compensation in excess of $100,000 during calendar year 1997, 1996, or 1995 and the Company had and has no compensation plans in place and no officer has received non-cash compensation, other than employee benefits made available to all employees of the Company. The following table sets forth the cash compensation paid by the Company to its chief executive officer for services rendered during calendar years 1997, 1996, and 1995.


                                           Annual Compensation (1)
                             ------------------------------------------------
     Name and                                                     Other Annual
Principal Position            Year      Salary ($)     Bonus ($)  Compensation
-----------------------       ----      ---------      --------  -------------
Raquel Zepeda, President      1997      65,000              ---            ---

                              1996      60,000              ---            ---

                              1995      50,000*             ---            ---


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

     EMPLOYMENT AGREEMENT. In January, 1996, the Company and Ms. Zepeda entered into an Amendment No. 1 to the original Employment Agreement which provides for her full time employment by the Company. The Amendment provides a base salary effective January 1, 1995 of $50,000 per annum, increasing to $60,000 per annum effective January 1, 1996 and thereafter increasing only for cost of living adjustments. The Amendment provides for incentive compensation as determined by the Board of Directors of the Company considering as a factor in such incentive compensation the profitability of the Company. In 1997, Ms. Zepeda received an 8.33% increase to $65,000 per year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth information for each person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting stock as of December 31, 1997:


                                     Amount and                     Percent of
                Name and Address of  Nature of          Percent of  all Voting
Title of Class   Beneficial Owner    Beneficial Owner   Class       Classes
--------------  -------------------  -----------------  ----------  ----------
Common Stock    Raquel Zepeda        19,888,000 shares   83%        83%
                 9873 S. Santa       owned directly
                 Monica Blvd.
                 Beverly Hills, CA


     As of December 31, 1997, there were 24,000,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, the Company has securities outstanding with an aggregate of 24,000,000 votes.


     SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth as to each class of equity securities of the Company beneficially owned by all of the Company's directors and nominees, each of the named executive officers and by all of the Company's directors and executive officers as a group:


                                         Amount and
                Name and Address of      Nature of           Percent of
Title of Class  Beneficial Owner         Beneficial Owner    Class
--------------  ---------------------    -----------------   ----------
Common Stock    Raquel Zepeda            19,888,000 shares   83%
                 9873 S. Santa            owned directly
                 Monica Blvd.
                 Beverly Hills, CA

Common Stock    Elizabeth A. Tovar       10,000 shares       .004%
                 9873 S. Santa
                 Monica Blvd.
                 Beverly Hills, CA

Common Stock    All executive officers   19,898,000 shares   83%
                 and directors as a
                 group (2 persons)


     CHANGES IN CONTROL. Other than the Employment Agreement with Ms. Zepeda, there are no agreements, arrangements, or pledges of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS AND INDEX OF EXHIBITS.


     Exh.
     No.   Description
    -----  -----------
     3.1    Articles of Incorporation, incorporated by reference
            from Form SB-2 Registration Statement No. 33-76464-LA as
            filed on March 31, 1994, Exhibit 3(a).

     3.2 Amendment to Articles of Incorporation, incorporated by reference from Form SB-2 Registration Statement No. 33-
            76464-LA as filed on March 31, 1994, Exhibit 3(b).

     3.3    Bylaws, incorporated by reference from Form SB-2
            Registration Statement No. 33-76464-LA as filed on March
            31, 1994, Exhibit 3(c).

     3.4 Amendment to Bylaws, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(d).

     3.5    Certificate of Determination of Rights and Preferences of Series A
            Preferred Stock, incorporated by reference from Form 10K
            Registration Statement No. 41093.4-LA, as filed on December 31, 1995,
            Exhibit 3.5(a).

     3.6    Amended and Restated Bylaws, incorporated by reference from Form 10K
            Registration Statement No. 41093.4-LA, as filed on December 31, 1995,
            Exhibit 3.6(a).

     3.7    Amendment to Certificate of Determination of Rights and
            Preferences of Series A Preferred Stock, incorporated by reference from Form 10K Registration Statement No. 97WLA13270018 as filed on
            December 31, 1996, Exhibit 3.7(a).

     4.1 Specimen Certificate of Common Stock, incorporated by reference from Form SB-2 Registration Statement No. 33-
            76464-LA as filed on March 31, 1994, Exhibit 4(a).

     4.2 Form of Warrant Agreement, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994 Exhibit 4(b).

     4.3 Specimen A Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-
            76464-LA as filed on March 31, 1994, Exhibit 4(c).

     4.4 Specimen B Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-
            76464-LA as filed on March 31, 1994, Exhibit 4(d).

     4.5 Specimen C Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-
            76464-LA as filed on March 31, 1994, Exhibit 4(e).



     Exh.
     No.   Description
    -----  -----------

     4.6 Specimen Certificate of Series A Preferred Stock, incorporated by reference from Form SB-2 Registration
           Statement No. 33-76464-LA as filed on March 31, 1994,
           Exhibit 4(g).

    10.1 Incentive Stock Option Plan, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31,1994, Exhibit 4(g).

    10.2 Employment Agreement dated January 31, 1994 between the Company and Raquel Zepeda, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 10(b).

    10.3 Trademark Application for "Colecciones de Raquel", incorporated by reference from Form SB-2 Registration
           Statement No. 33-76464-LA as filed on March 31, 1994,
           Exhibit 10(c).

    10.4 Trademark No. 1,709,662 for "Sabor A Mi", incorporated by reference from Form SB-2 Registration Statement No.
           33-76464-LA as filed on March 31, 1994, Exhibit 10(d)

    10.5 Agreement dated December 31, 1993 between the Company and Raquel Zepeda, incorporation by reference from Amendment No. 1 to Form SB-2 Registration Statement No.
           33-76464-LA as filed on May 9, 1994, Exhibit 10(e),

    10.6   Settlement Agreement and General Mutual Release dated
           June 20,1995 between the Raquel Zepeda dba Colecciones de
           Raquel and Rixima, Inc., incorporated by reference from Form 10KSB Registration Statement No. 34597.1 as filed on
           December 31, 1994, Exhibit 10.6(a).

    10.7 Agreement dated September, 1994 between the Company and Moore McKenzie, Inc., incorporated by reference from Form 10KSB Registration Statement No.34597.1-LA as filed on
           December 31, 1994, Exhibit 10.7(a).

    10.8   Commercial Lease dated September 29, 1995 between the
           Company and Wallace H. Siegel and Allen Siegel, incorporated by reference from Form 10KSB Registration
           Statement No.34597.1-LA as filed on December 31, 1994,
           Exhibit 10.8(a).

    10.9   Amendment No. 1 to Employment Agreement dated January 1,
           1996 between the Company and Raquel Zepeda, incorporated by reference from Form 10KSB Registration Statement No. 34597.1-LA as filed on December 31, 1994, Exhibit 10.9(a).

    10.10  Commercial Lease dated September 29, 1995 between the Company
           L.A. Pacific Center, Inc., incorporated by reference from Form
           10KSB Registration Statement No. 97-WLA-13270018 as filed on
           December 31, 1996.

                                      30


     Exh.
     No.   Description
    -----  -----------

    10.11  Distribution Agreement between Colecciones de Raquel, Inc.
           and R-Town Entertainment.

    10.12  Trademark No. 2,050,606 for  "Colecciones De Raquel, Inc.
           Face Logo".

    10.13  Certificate of Copyright Registration VA 736-099 for "CRQL
           Mark (Logo)".

    10.14  Certificate of Copyright Registration SR 190-794 for Sabor
           A Mi, "Melody Of Eternal Passion".

    10.15  Certificate of Copyright Registration VA 334-469 for
           "Colecciones De Raquel Color Collection Brochure".

    10.16  Notice of Allowance for Trademark "PELIGRO", SR 75/074408.

    10.17  Request For Extension of Time To File A Statement Of Use
           With Declaration for Trademark "PELIGRO", SR 75/074408.

    10.18  Notice of  Approval of Extension Request for Trademark
           "PELIGRO", SR 75/074408.

          (b)  REPORTS ON FORM 8-K.


     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1997.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1998      COLECCIONES DE RAQUEL, INC.



                         By: /s/ RAQUEL ZEPEDA
                             ----------------------------------
                               Raquel Zepeda, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE


/s/ RAQUEL ZEPEDA       President (Principal Executive           March 24,1998
----------------------  Officer, Principal Financial Officer)
RAQUEL ZEPEDA           and Director

/s/ ELIZABETH A. TOVAR  Corporate Secretary                       March 24,1998
----------------------  (Principal Executive Officer,
ELIZABETH A. TOVAR      and Director)