Form 10QSB
period 1998-03-31
COLECCIONES DE RAQUEL INC
filed 1998-05-15
CIK 920749

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

Commission File Number 0-24798

                              COLECCIONES DE RAQUEL, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

         Nevada                                            93-1123005
--------------------------------------------------------------------------------
(State or other jurisdiction                              (IRS Employer
of Incorporation)                                     Identification Number)

              9873 S. Santa Monica Blvd., Beverly Hills, California 90212
--------------------------------------------------------------------------------
                        (Address of principal executive offices)
                                     (310) 203-9240
                              ---------------------------
                              (Issuer's telephone number)

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

At March 31, 1998, 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
                                                                           PAGE
     (a)  Balance Sheet (Unaudited) -March 31, 1998. . . . . . . . . . . .   1

     (b)  Statements of Operations (Unaudited) - Three Months
          ended March 31, 1998 and 1997 Period from
          Inception (December 1, 1987) to March 31, 1998 . . . . . . . . .   2

     (c)  Statements of Statements of Operations (Unaudited) -First Quarter
          ended March 31, 1998 and 1997 and Prior 1997 Third Quarter . . .   3

     (d)  Statement of Stockholder's Equity (Unaudited) -
          Period from Inception (December 1, 1987) to March 31, 1998 . . .   4

     (e)  Statements of Cash Flows (Unaudited) - Three Months
          ended March 31, 1998 and 1997 and Period from
          Inception (December 1, 1987) to March 31, 1998 . . . . . . . . .   5

     (f)  Notes to Unaudited Financial Statements. . . . . . . . . . . . .   6

ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . .   8

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  9

                            COLECCIONES DE RAQUEL, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET
                                    (Unaudited)

                                                                 March 31, 1998
                                                                 --------------
ASSETS
     Current Assets

          Cash and equivalents                                       $401,837
          Merchandise Inventory                                        71,504
          Deposits paid and other assets                               11,070
                                                                     --------

          Total Current Assets                                       $484,410

     Equipment, Furniture & Fixtures, net of accum. depr.  $21,056     23,637
                                                                     --------

     Total Assets                                                    $508,048
                                                                     --------
                                                                     --------

LIABILITIES AND STOCKHOLDERS EQUITY

     Current Liabilities
          Accounts payable                                               $482
          Taxes payable                                                   365
                                                                     --------

          Total current liabilities                                      $847

     Stockholder's equity
     Common stock - $.0001 par value, 50,000,000 shares authorized,
     24,000,000 shares issued and outstanding                            2400

          Additional paid in capital                                1,375,444

          Deficit accumulated during the development stage          (870,643)

          Total stockholder's equity                                  507,201

     Total liabilities and stockholder's equity                      $508,048
                                                                     --------
                                                                     --------


                   See accompanying notes to financial statements.             1

                             COLECCIONES DE RAQUEL, INC.
                            (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                                                      Period from
                                                                                 Inception(Dec.1, 1987)
                                                                                          to
                                                 Three Months Ended March 31,          March 31,
                                                     1998         1997                   1998
                                                     ----         ----                   ----
Sales                                               2,199         1,827                  28,698
Cost of Goods Sold                                  1,170           642                  12,324
                                                    -----         -----                  ------

Gross Profit                                        1,029         1,185                  16,374

Selling, general, and administrative expenses      57,096        79,945                 973,710
                                                   ------        ------                 -------

(Loss) from operations                            (56,067)      (78,760)               (957,336)

Interest Income                                     5,351         8,118                  69,894

Litigation settlement income                                                             20,000

Loss before provision for income taxes            (50,716)      (70,642)               (867,442)

Provision for income taxes                                                                3,200

Net Loss                                         ($50,716)     ($70,642)              ($870,642)
                                                 ---------     ---------              ----------
                                                 ---------     ---------              ----------

Net Loss per share                                 ($.01)       ($.0025)
                                                   ------       --------
                                                   ------       --------

Weighted average number of common shares       24,000,000    24,000,000
                                               ----------    ----------
                                               ----------    ----------


                   See accompanying notes to financial statements.             2

                            COLECCIONES DE RAQUEL, INC.
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                          First Quarter          Third Quarter
                                                         Ended March 31,         September 30,

                                                       1998           1997           1997
                                                       ----           ----           ----
Sales                                                 2,199          1,827          1,166
Cost of Goods Sold                                    1,170            642            552
                                                      -----          -----          -----

Gross Profit                                          1,029          1,185            614

Selling, general, and administrative expenses        57,096         79,945         72,382
                                                     ------         ------         ------

(Loss) from operations                              (56,067)       (78,760)       (71,768)

Interest Income                                       5,351          8,118          7,173


Loss before provision for income taxes              (50,716)       (70,642)       (64,595)

Provision for income taxes

Net Loss                                           ($50,716)      ($70,642)       (64,595)
                                                   ---------      ---------       --------
                                                   ---------      ---------       --------

Net Loss per share                                   ($.01)        ($.0025)        ($.001)
                                                     ------        --------        -------
                                                     ------        --------        -------

Weighted average number of common shares          24,000,000     24,000,000     24,000,000
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------



                   See accompanying notes to financial statements.             3

                            COLECCIONES DE RAQUEL, INC.
                           (A Development Stage Company)
                         STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM DECEMBER 1, 1987 (INCEPTION) TO MARCH 31, 1997
                                    (Unaudited)

                                    Preferred Stock        Common Stock
                                  ------------------   -------------------                              Deficit
                                                                                Additional     MMI     During the        Total
                                    Number                Number                 Paid-In    Settlement  Development  Shareholder's
                                  of Shares   Amount    of Shares    Amount      Capital     Agreement      Stage         Equity
                                  ---------   ------   -----------  -------    -----------  ----------  -----------  -------------
Net loss from the
 inception through
 December 31, 1992                     -      $  -           -       $  -      $   -        $    -       ($  29,178)   ($  29,178)
Net loss, 1993                         -         -           -          -          -             -           (7,462)       (7,462)
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------

Balance, Dec. 31, 1993                 -         -           -          -          -             -       (   36,640)   (   36,640)
 Common Stock Issued
 In reorganization                     -         -       20,000,000    2,000      34,754         -             -           36,754
Common Stock Issued in IPO             -         -        1,000,000      100      90,990         -             -           91,090
Preferred Stock exchanged for
 Common Stock per IPO               100,000       100   (20,000,000)  (2,000)      1,900         -             -             -
Exercise of A Warrants                 -         -        1,000,000      100     249,900         -             -          250,000
MMI Settlement Agreement               -         -           -          -           -       (  250,000)        -       (  250,000)

Net Loss, 1994                         -         -           -          -           -            -       (   58,052)   (   58,052)
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------
Balance, Dec. 31, 1994              100,000       100     2,000,000      200     377,544    (  250,000)  (   94,692)       33,152

Exercise of B Warrants                 -         -        2,000,000      200     999,800         -             -        1,000,000
MMI settlement agreement               -         -           -          -           -       (1,000,000)        -       (1,000,000)
Cash received from MMI                 -         -           -          -           -          849,875         -          849,875
Net loss, 1995                         -         -           -          -           -            -       (  126,518)   (  126,518)
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------

Balance, Dec. 31, 1995              100,000       100     4,000,000      400   1,377,344    (  400,125)  (  221,210)      756,509
Cash received from MMI                 -         -           -          -           -          400,125         -          400,125
Net Loss                               -         -           -          -           -            -       (     -   )   (     -   )
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------

Cash received from MMI                 -         -           -          -           -            -          400,125       400,125
Common Stock exchanged
 for Preferred Stock              (100,000)      (100)   20,000,000    2,000      (1,900)
Net Loss                                                                                                 (  308,137)   (  308,137)
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------

Balance Dec. 31, 1996                 -      $   -       24,000,000   $2,400   $1,375,444    $   -       ($ 529,347)    $ 848,497
Net Loss                                                                                                 (  290,579)   (  290,579)
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------

Balance Dec. 31, 1997                 -      $   -       24,000,000   $2,400   $1,375,444    $   -       ($ 819,926)    $ 557,918
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------

Balance March 31, 1998                -      $   -       24,000,000   $2,400   $1,375,444    $   -       ($ 870,643)    $ 507,201
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------
                                  ---------   -------   -----------  -------   ---------    ----------   -----------   -----------


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS                4

                            COLECCIONES DE RAQUEL, INC.
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                               Period from
                                                                    For the Period Ended   Inception to Current
                                                                          March 31,         December 31, 1987 -
                                                                     1998           1997     March 31, 1998
                                                                 ----------    -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (50,716)      $ (70,642)       $(870,642)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation                                                2,235           2,087           21,056
      (Increase) decrease in
        Inventory                                                   1,557             618          (71,503)
        Prepaid expenses & other assets                              (570)             93           (7,340)
        Deposits                                                   (1,600)              0           (3,730)
      (Increase) decrease in
        Accounts Payable & accrued expenses                        (9,822)         (7,990)             846
                                                                 --------        --------         --------

        Net cash used in operating activities                    $(58,916)       $(75,834)       $(931,313)
                                                                 --------        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Equipment                                        (186)         (2,747)         (44,694)

                  Net cash used in investing activities              (186)         (2,747)         (44,694)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from MMI settlement agreement                          -               -       $1,250,000
        Proceeds from sale of common stock                              -               -           91,090
        Payments for offering costs                                     -               -                -
        Loans & paid-in capital from preferred stockholder              -               -           36,754
                                                                 --------        --------         --------

        Net cash provided by financing activities                       -               -       $1,377,844
                                                                 --------        --------         --------

        Net increase(decrease) in cash and cash                 ($ 59,102)      ($ 78,581)        $401,837
          equivalents                                            --------        --------

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                     $460,939        $744,065         $460,939
                                                                 --------        --------         --------

CASH & CASH EQUIVALENTS, END OF PERIOD                           $401,837        $665,484         $401,837
                                                                 --------        --------         --------
                                                                 --------        --------         --------

INTEREST RECEIVED                                                $  5,351        $  8,118         $ 69,894
                                                                 --------        --------         --------
                                                                 --------        --------         --------

TAXES PAID                                                       $      0        $      0         $  3,200
                                                                 --------        --------         --------
                                                                 --------        --------         --------

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

2.  UNAUDITED FINANCIAL STATEMENTS

         The financial statements as of March 31, 1998 and for the periods ended March, 1998 and 1997 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

5.  LEASES

         On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. In October, 1997 this lease was renewed for another 2 years. The space is approximately 700 square feet, and the monthly rent is $1,100. In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California.
         Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month, this lease ends on June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The 1998 First Quarter revenues slightly exceeded those of 1997, although Cost of Goods Sold was slightly higher in 1998, which was due to a reduction of retail prices on the lingerie. Selling, general, and administrative expenses for the 1998 First Quarter year to date period were slightly lower than 1997's First Quarter year-to-date. This decrease of 20 percent in General and Administrative expenses is largely attributed to a decrease in personnel and expenses.

         MATERIAL CHANGES IN FINANCIAL CONDITION

         During the three month period ended March 31, 1998 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities. Inventory levels were slightly lower from year-end 1997 due to sales.

         The Company's available cash at March 31, 1998 is expected to be sufficient to defray the Company's operating expenses through calendar year 1998. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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

         Inapplicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Inapplicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable.

Item 5.  OTHER INFORMATION

     On March 6, 1998, the Company entered into a twelve month distribution agreement with R-Town Entertainment for the sale of both the CD entitled "Sabor A Mi" featuring the Artist "Raquel Zepeda" and the fragrance "Sabor A Mi". R-Town Entertainment specializes in distributing music by Latino Artists throughout the U.S. And Mexico. Additionally, the Company continues to sell its products through its two locations in Beverly Hills and downtown Los Angeles.

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

                                                    COLECCIONES DE RAQUEL, INC.
                                                    (Registrant)



Dated:  May 15, 1998                                By: /s/ RAQUEL ZEPEDA
                                                        ------------------------
                                                        Raquel Zepeda,
                                                        Chief Financial Officer