Form 10QSB
period 1998-06-30
COLECCIONES DE RAQUEL INC
filed 1998-08-07
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           9873 S. Santa Monica Blvd., Beverly Hills, California 90212
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

                                             Yes |X|     No |_|

At June 30, 1998, 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                            PAGE
                                                                            ----

      (a)   Balance Sheet (Unaudited) - June 30, 1998 ......................  1

      (b)   Statements of Operations (Unaudited) - Six Months ended
            June 30, 1998 and 1997 Period from Inception (December 1,
            1987) to June 30, 1998 .........................................  2

      (c)   Statements of Operations (Unaudited) - Second Quarter ended
            June 30, 1998 and 1997 and Prior 1998 First Quarter ............  3

      (d)   Statement of Stockholder's Equity (Unaudited) Period from
            Inception (December 1, 1987) to June 30, 1998 ..................  4

      (e)   Statements of Cash Flows (Unaudited) - Six Months ended June
            30, 1998 and 1997 and Period from Inception (December 1, 1987)
            to June 30, 1998 ...............................................  5

      (f)   Notes to Unaudited Financial Statements ........................  6

ITEM 2.     Management's Discussion and Analysis or Plan of Operation ......  8

PART II - OTHER INFORMATION ................................................  9

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                  June 30, 1998
                                                                  -------------
Assets

  Current Assets

    Cash and equivalents                                            $   335,805
    Merchandise Inventory                                                70,866
    Deposits paid and other assets                                       10,143
                                                                    -----------
    Total Current Assets                                            $   416,814

  Equipment, Furniture & Fixtures, net of accum. depr. $23,319           22,110
                                                                    -----------
  Total Assets                                                      $   438,924
                                                                    ===========

Liabilities and Stockholders Equity

  Current Liabilities
    Accounts payable                                                $       366
    Taxes payable                                                           485
                                                                    -----------
    Total current liabilities                                       $       851

  Stockholder's equity
    Common stock - $.0001 par value, 50,000,000 shares authorized,
    24,000,000 shares issued and outstanding                               2400

    Additional paid in capital                                        1,375,444

    Deficit accumulated during the development stage                   (939,771)

    Total stockholder's equity                                          438,073

  Total liabilities and stockholder's equity                        $   438,924
                                                                    ===========


                 See accompanying notes to financial statements                1

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                     Period from
                                                                              Inception (Dec.1, 1987)
                                                                                          to
                                                   Six Months Ended June 30,            June 30,
                                                     1998           1997                 1998
                                                     ----           ----                 ----
Sales                                                 5,292          4,622               31,790
Cost of Goods Sold                                    2,772          1,740               13,925
                                                -----------    -----------          -----------
Gross Profit                                          2,520          2,882               17,865

Selling, general, and administrative expenses       132,342        169,455            1,048,956
                                                -----------    -----------          -----------
(Loss) from operations                             (129,822)      (166,573)          (1,031,091)

Interest Income                                       9,978         15,937               74,521

Litigation settlement income                                                             20,000

Loss before provision for income taxes             (119,844)      (150,636)            (936,570)

Provision for income taxes                                                                4,000

Net Loss                                        $  (119,844)   $  (150,636)         $  (940,570)
                                                ===========    ===========          ===========
Net Loss per share                              $      (.01)   $     (.006)
                                                ===========    ===========
Weighted average number of common shares         24,000,000     24,000,000
                                                ===========    ===========


                 See accompanying notes to financial statements                2

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                        Second Quarter          First Quarter
                                                        Ended June 30,          March 31,

                                                     1998           1997            1998
                                                     ----           ----            ----
Sales                                                  3,092           1,827           2,199
Cost of Goods Sold                                     1,601             642           1,170
                                                ------------    ------------    ------------
Gross Profit                                           1,491           1,185           1,029

Selling, general, and administrative expenses         75,246          79,945          57,096
                                                ------------    ------------    ------------
(Loss) from operations                               (73,755)        (78,760)        (56,067)

Interest Income                                        4,627           8,118           5,351

Loss before provision for income taxes               (69,128)        (70,642)        (50,716)

Provision for income taxes

Net Loss                                        $    (69,128)   $    (70,642)        (50,716)
                                                ============    ============    ============
Net Loss per share                              $       (.01)   $       (.01)   $       (.01)
                                                ============    ============    ============
Weighted average number of common shares          24,000,000      24,000,000      24,000,000
                                                ============    ============    ============


                 See accompanying notes to financial statements                3

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
       For the Period from December 1, 1987 (inception) to March 31, 1997
                                   (Unaudited)

                               Preferred Stock            Common Stock
                            -------------------     ----------------------                              Deficit
                                                                            Additional       MMI       During the       Total
                              Number                   Number                Paid-In      Settlement   Development  Shareholder's
                            of Shares    Amount      of Shares     Amount    Capital      Agreement      Stage         Equity
                            ---------  ---------   ------------   -------   ----------   -----------   -----------  -------------
Net loss from the
 inception through
 December 31, 1992                --   $      --             --   $    --   $       --   $        --   $ (29,178)   $   (29,178)
Net Loss, 1993                    --          --             --        --           --            --      (7,462)        (7,462)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Balance, Dec. 31, 1993            --          --             --        --           --            --     (36,640)       (36,640)
 Common Stock Issued
 In reorganization                --          --     20,000,000     2,000       34,754            --          --         36,754
Common Stock Issued in IPO        --          --      1,000,000       100       90,990            --          --         91,090
Preferred Stock exchanged
 for Common Stock per IPO    100,000         100    (20,000,000)   (2,000)       1,900            --          --           --
Exercise of A Warrants            --          --      1,000,000       100      249,900            --          --        250,000
MMI Settlement Agreement          --          --             --        --           --      (250,000)         --       (250,000)

Net Loss, 1994                    --          --             --        --           --            --     (58,052)       (58,052)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Balance, Dec. 31, 1994       100,000         100      2,000,000       200      377,544      (250,000)    (94,692)        33,152

Exercise of B Warrants            --          --      2,000,000       200      999,800            --          --      1,000,000
MMI settlement agreement          --          --             --        --           --    (1,000,000)         --     (1,000,000
Cash received from MMI            --          --             --        --           --       849,875          --        849,875
Net loss, 1995                    --          --             --        --           --            --    (126,518)      (126,518)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Balance, Dec. 31, 1995       100,000         100      4,000,000       400    1,377,344      (400,125)   (221,210)       756,509
Cash received from MMI            --          --             --        --           --       400,125          --        400,125
Net Loss                          --          --             --        --           --            --         (--)           (--)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Cash received from MMI            --          --             --        --           --            --     400,125        400,125
Common Stock exchanged
 for Preferred Stock        (100,000)       (100)    20,000,000     2,000       (1,900)
Net Loss                                                                                                (308,137)      (308,137)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Balance Dec. 31, 1996             --   $      --     24,000,000   $ 2,400   $1,375,444   $        --   $(529,347)   $   848,497
Net Loss                                                                                                (290,579)      (290,579)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Balance Dec. 31, 1997             --   $      --     24,000,000   $ 2,400   $1,375,444   $        --   $(819,926)   $   557,918
Net Loss 6 months                 --   $      --                  $         $                          $(119,844)   $  (119,844)
                            --------   ---------   ------------   -------   ----------   -----------   ---------    -----------
Balance June 30, 1998             --   $      --     24,000,000   $ 2,400   $1,375,444   $        --   $(939,771)   $   438,073
                            ========   =========   ============   =======   ==========   ===========   =========    ===========


4                See accompanying notes to financial statements

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Period from
                                                           For the Period Ended  Inception to Current
                                                                 June 30,        December 31, 1987 -
                                                            1998        1997       June 30, 1998
                                                          --------    -------------------------------
Cash flows from operating activities
 Net loss                                                 $(69,128)   $(79,994)     $ (939,770)
  Adjustments to reconcile net loss to net cash used in
   operating activities
       Depreciation                                          2,263       2,154          23,319
    (Increase) decrease in
       Inventory                                               647       1,663         (70,856)
       Prepaid expenses & other assets                        (674)     (4,412)         (8,014)
       Deposits                                               1600          70          (2,130)
    (Increase) decrease in
       Accounts Payable & accrued expenses                      (4)        185             842
                                                          --------    --------      ----------
       Net cash used in operating activities              $(65,296)   $(80,334)     $ (996,609)
                                                          --------    --------      ----------
Cash flows from investing activities
       Purchase of Equipment                                  (736)     (1,783)        (45,430)
       Leasehold Improvements                                   (0)       (129)
                                                                      --------
       Net cash used in investing activities                  (736)     (1,912)        (45,430)

Cash flows from financing activities
       Proceeds from MMI settlement agreement                   --          --      $1,250,000
       Proceeds from sale of common stock                       --          --          91,090
       Payments for offering costs                              --          --              --
Loans & paid-in capital from preferred stockholder              --          --          36,754
                                                          --------    --------      ----------
       Net cash provided by financing activities                --          --      $1,377,844
                                                          --------    --------      ----------
       Net increase(decrease) in cash and cash
        equivalents                                       $(66,032)   $(82,246)     $  335,805
                                                          --------    --------
Cash & cash equivalents, beginning of period              $401,837    $665,484         862,776
                                                          --------    --------      ----------
Cash & cash equivalents, end of period                    $335,805    $583,238      $  796,744
                                                          ========    ========      ==========
Interest received                                         $  4,627    $      0      $   74,521
                                                          ========    ========      ==========
Taxes paid                                                $    800    $      0      $    4,000
                                                          ========    ========      ==========

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

2. Unaudited financial statements

      The financial statements as of June 30, 1998 and for the periods ended June, 1998 and 1997 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      The 1998 Second Quarter revenues slightly exceeded those of 1997, although Cost of Goods Sold was slightly higher in 1998, which was due to a reduction of retail prices on the lingerie. Selling, general, and administrative expenses for the 1998 Second Quarter year to date period were slightly lower than 1997's Second Quarter year-to-date.

      Material Changes in Financial Condition

      During the three month period ended June 30, 1998 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities. Inventory levels were slightly lower from year-end 1997 due to sales.

      The Company's available cash at June 30, 1998 is expected to be sufficient to defray the Company's operating expenses through calendar year 1998. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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

            Inapplicable.

Item 3. Defaults Upon Senior Securities

            Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Inapplicable.

Item 5. Other Information

            On May 10, 1998, the Company entered into a Consulting Service Agreement with Mr. John Vanover. (See S/8 filing on 6/17/98)

            On May 20, 1998, the Company entered into a sales contract with Con Estilo Latino. The Company's products will be featured in high-quality, full color Spanish language catalog that will be issued in the Fall of 1998. The proceeds will be divided on a 50/50 basis for each sale. The catalog's circulation is 125,000 and targets the Hispanic Market.

            On June 1, 1998, the Company entered into a Consulting Service Agreement with A. R. Hardy and Associates. (See S/8 filing on 6/17/98)

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

                                  COLECCIONES DE RAQUEL, INC.
                                  (Registrant)


Dated: August 13, 1998            By: /s/ Raquel Zepeda
                                     -------------------------------------------
                                     Raquel Zepeda, Chief Financial Officer