Form 10QSB
period 1998-09-30
COLECCIONES DE RAQUEL INC
filed 1998-12-15
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                 (310) 203-9240
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

                                 Yes |X| No |_|

At September 30, 1998, 24,000,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               PAGE
                                                                            ----

      (a)   Balance Sheet (Unaudited) -September 30, 1998 .................   1

      (b)   Statements of Operations (Unaudited) - Nine months ended
            September 30, 1998 and 1997 Period from Inception (December 1,
            1987) to September 30, 1998....................................   2

      (c)   Statements of Operations (Unaudited) -Third Quarter ended
            September 30, 1998 and 1997 and Prior 1998 First Quarter.......   3

      (d)   Statement of Stockholder's Equity (Unaudited) Period from
            Inception (December 1, 1987) to September 30, 1998 ............   4

      (e)   Statements of Cash Flows (Unaudited) - Nine months ended
            September 30, 1998 and 1997 and Period from Inception
            (December 1, 1987) to September 30, 1998.......................   5

      (f)   Notes to Unaudited Financial Statements........................   6

ITEM 2.     Management's Discussion and Analysis or Plan of Operation......   8

PART II - OTHER INFORMATION................................................   9

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                              September 30, 1998
                                                              ------------------
Assets

   Current Assets

      Cash and equivalents                                           $  283,758
      Merchandise Inventory                                              70,243
      Deposits paid and other assets                                     10,698
                                                                     ----------

      Total Current Assets                                           $  364,699

   Equipment, Furniture & Fixtures, net of accum. depr. $25,587          19,982
                                                                     ----------

   Total Assets                                                      $  384,681
                                                                     ==========

Liabilities and Stockholders Equity

   Current Liabilities
      Accounts payable                                               $      950
      Taxes payable                                                         548
                                                                     ----------

         Total current liabilities                                   $    1,498

   Stockholder's equity
      Common stock - $.0001 par value, 50,000,000 shares
      authorized, 24,000,000 shares issued and outstanding                2,400

      Additional paid in capital                                      1,375,444

      Deficit accumulated during the development stage                 (994,661)

      Total stockholder's equity                                        383,184

   Total liabilities and stockholder's equity                        $  384,681
                                                                     ==========

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                Period from
                                                                                 Inception
                                                                               (Dec. 1, 1987)
                                                         Nine Months                 To
                                                         Ended, Sept.            September

                                                        1988            1997            1998
                                                        ----            ----            ----
Sales                                                  6,357           5,787          32,865
Cost of Goods Sold                                     3,285           2,293          14,439
                                                ------------    ------------    ------------

Gross Profit                                           3,072           3,494          18,426

Selling, general, and administrative expenses        191,719         241,837       1,108,294
                                                ------------    ------------    ------------

(Loss) from operations                              (188,647)       (238,342)     (1,090,491)

Interest Income                                       13,914          23,111          78,457

Litigation settlement income                                                          20,000

Loss before provision for income taxes              (174,734)       (215,231)       (992,034)

Provision for income taxes                                                             4,000

Net Loss                                        $   (174,734)   $   (215,231)   $   (996,034)
                                                ============    ============    ============

Net Loss per share                              $       (.01)   $      (.001)
                                                ============    ============

Weighted average number of common shares          24,000,000      24,000,000
                                                ============    ============

                 See accompanying notes to financial statements

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                     Third Quarter             Second Quarter
                                                     Ended September 30,       June 30,

                                                        1998            1997            1998
                                                        ----            ----            ----

Sales                                                  1,065           1,166           3,092
Cost of Goods Sold                                       514             552           1,601
                                                ------------    ------------    ------------

Gross Profit                                             552             614           1,491

Selling, general, and administrative expenses         59,378          72,382          75,246
                                                ------------    ------------    ------------

(Loss) from operations                               (58,826)        (71,768)        (73,755)

Interest Income                                        3,936           7,173           4,627


Loss before provision for income taxes               (54,890)        (64,595)        (69,128)

Provision for income taxes

Net Loss                                        $    (54,890)   $    (64,595)        (69,128)
                                                ============    ============    ============

Net Loss per share                              $       (.01)   $       (.01)   $       (.01)
                                                ============    ============    ============

Weighted average number of common shares          24,000,000      24,000,000      24,000,000
                                                ============    ============    ============

                 See accompanying notes to financial statements

                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     For the Period from December 1, 1987 (inception) to September 30, 1998
                                   (Unaudited)

                                     Preferred Stock             Common Stock
                                  -----------------------   ------------------------                                 Deficit
                                                                                        Additional       MMI        During the
                                    Number                    Number                     Paid-In      Settlement    Development
                                  of Shares      Amount      of Shares      Amount       Capital       Agreement       Stage
                                  ---------      ------      ---------      ------      ----------    ----------    -----------
Net loss from the
inception through
  December 31, 1992                      --    $      --             --    $     --    $        --    $        --    $ (29,178)
Net Loss, 1993                           --           --             --          --             --             --       (7,462)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------

Balance, Dec. 31, 1993                   --           --             --          --             --             --      (36,640)
  Common Stock Issued
  In reorganization                      --           --     20,000,000       2,000         34,754             --           --
Common Stock Issued in IPO               --           --      1,000,000         100         90,990             --           --
Preferred Stock exchanged for
  Common Stock per IPO              100,000          100    (20,000,000)     (2,000)         1,900             --           --
Exercise of A Warrants                   --           --      1,000,000         100        249,900             --           --
MMI Settlement Agreement                 --           --             --          --             --       (250,000)          --

Net Loss, 1994                           --           --             --          --             --             --      (58,052)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------
Balance, Dec. 31, 1994              100,000          100      2,000,000         200        377,544       (250,000)     (94,692)

Exercise of B Warrants                   --           --      2,000,000         200        999,800             --           --
MMI settlement agreement                 --           --             --          --             --     (1,000,000)          --
Cash received from MMI                   --           --             --          --             --        849,875           --
Net loss, 1995                           --           --             --          --             --             --     (126,518)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------

Balance, Dec. 31, 1995              100,000          100      4,000,000         400      1,377,344       (400,125)    (221,210)
Cash received from MMI                   --           --             --          --             --        400,125           --
Net Loss                                 --           --             --          --             --             --          (--)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------

Cash received from MMI                   --           --             --          --             --             --      400,125
Common Stock exchanged
  for Preferred Stock              (100,000)        (100)    20,000,000       2,000         (1,900)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------
Net Loss                                                                                                              (308,137)
Balance Dec. 31, 1996                    --    $      --     24,000,000    $  2,400    $ 1,375,444    $        --    $(529,347)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------
Net Loss                                                                                                              (290,579)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------

Balance Dec. 31, 1997                    --    $      --     24,000,000    $  2,400    $ 1,375,444    $        --    $(819,926)
Net Loss 6 months                        --    $      --                   $           $              $              $(119,844)
                                   --------    ---------     ----------    --------    -----------    -----------    ---------

Balance Sept. 30, 1998                   --    $      --     24,000,000    $  2,400    $ 1,375,444    $        --    $(939,771)
                                   ========    =========     ==========    ========    ===========    ===========    =========

                                        Total
                                    Shareholder's
                                        Equity
                                    -------------
Net loss from the
inception through
  December 31, 1992                 $   (29,178)
Net Loss, 1993                           (7,462)
                                    -----------

Balance, Dec. 31, 1993                  (36,640)
  Common Stock Issued
  In reorganization                      36,754
Common Stock Issued in IPO               91,090
Preferred Stock exchanged for
  Common Stock per IPO                       --
Exercise of A Warrants                  250,000
MMI Settlement Agreement               (250,000)

Net Loss, 1994                          (58,052)
                                    -----------
Balance, Dec. 31, 1994                   33,152

Exercise of B Warrants                1,000,000
MMI settlement agreement             (1,000,000)
Cash received from MMI                  849,875
Net loss, 1995                         (126,518)
                                    -----------

Balance, Dec. 31, 1995                  756,509
Cash received from MMI                  400,125
Net Loss                                    (--)
                                    -----------

Cash received from MMI                  400,125
Common Stock exchanged
  for Preferred Stock
                                    -----------
Net Loss                               (308,137)
Balance Dec. 31, 1996               $   848,497
                                    -----------
Net Loss                               (290,579)
                                    -----------

Balance Dec. 31, 1997               $   557,918
Net Loss 6 months                   $  (174,734)
                                    -----------

Balance Sept. 30, 1998              $   384,681
                                    ===========


                 See accompanying notes to financial statements

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               Period from
                                                               For the Period Ended       Inception to Current
                                                                  September 30,            December 31, 1987 -
                                                              1998          1997             Sept. 30, 1998
                                                          -----------    -----------      --------------------
Cash flows from operating activities
  Net loss                                                $   (54,890)   $   (64,594)         $  (994,660)
  Adjustments to reconcile net loss to net cash used in
    operating activities
        Depreciation                                            2,268          2,181               25,587
      (Increase) decrease in
        Inventory                                                 623            304              (70,233)
        Prepaid expenses & other assets                         3,477         (3,099)              (4,537)
        Deposits                                                 (750)             0               (2,880)
      (Increase) decrease in
        Accounts Payable & accrued expenses                      (647)           644                  195
                                                          -----------    -----------          -----------

        Net cash used in operating activities             $   (49,919)   $   (64,564)         $(1,046,528)
                                                          -----------    -----------          -----------

Cash flows from investing activities
        Purchase of Equipment                                  (2,128)            98              (47,558)
        Leasehold Improvements                                     (0)             0                   --

        Net cash used in investing activities                  (2,128)            98              (47,558)

Cash flows from financing activities
      Proceeds from MMI settlement agreement                       --             --          $ 1,250,000
      Proceeds from sale of common stock                           --             --               91,090
      Payments for offering costs                                  --             --                   --
Loans & paid-in capital from preferred stockholder                 --             --               36,754
                                                          -----------    -----------          -----------

      Net cash provided by financing activities                    --             --          $ 1,377,844
                                                          -----------    -----------          -----------

      Net increase(decrease) in cash and cash             $   (52,047)   $   (64,466)         $(1,094,086)
        equivalents
                                                          -----------    -----------          -----------
Cash & cash equivalents, beginning of period              $   335,805    $   583,238              335,805
                                                          ===========    ===========          ===========

Cash & cash equivalents, end of period                    $   283,758    $   518,772          $   283,758
                                                          ===========    ===========          ===========

Interest received                                         $     3,936    $     7,173          $    78,457
                                                          ===========    ===========          ===========

Taxes paid                                                $         0    $         0          $     4,000
                                                          ===========    ===========          ===========

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

2. Unaudited financial statements

      The financial statements as of September 30, 1998 and for the periods ended September, 1998 and 1997 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

3. Warrants and related settlement agreement (continued)

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

5.  Leases

      On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. In October, 1997 this lease was renewed for another 2 years. The space is approximately 700 square feet, and the monthly rent is $1,100. In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month, this lease ends on September 30, 1999.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

            Material Changes in Results of Operations

            The 1998 Third Quarter revenues slightly exceeded those of 1997, although Cost of Goods Sold was slightly higher in 1998. Selling, general, and administrative expenses for the 1998 Third Quarter year to date period were 20.7% lower than 1997's Third Quarter year-to-date.

            Material Changes in Financial Condition

            During the nine month period ended September 30, 1998 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities. Inventory levels were lower from year-end 1997 due to sales.

            The Company's available cash at September 30, 1998 is expected to be sufficient to defray the Company's operating expenses through calendar year 1999. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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

            On September 1, 1998, the Company entered into a Consulting Service Agreement with A. R. Hardy and Associates. (See S/8 filing on 6/17/98)

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

                                      COLECCIONES DE RAQUEL, INC.
                                      (Registrant)


Dated: December 14, 1998              By: /s/ Raquel Zepeda
                                          -------------------------------------
                                          Raquel Zepeda, Chief Financial Officer