Form 10KSB
period 1998-12-31
COLECCIONES DE RAQUEL INC
filed 1999-04-15
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 1998 were $5,882.

      The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the co,mon stock hasn't traded within the past 60 days.

      The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of March 31, 1999 was 27,300,000.

      Documents incorporated by reference: None.

      Transitional Small Business Issuer Format (check one):
      Yes |_| No |X|

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

      From September 1995 through February 1996, the Company received $1,250,000 in payment for the exercise of the A and B warrants. As a result, the Company was able to expand its operations.

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

      In May 31, 1998, the Company entered into a sales agreement with Con Estilo Latino. Con Estilo Latino is a seasonal catalogue that sells and promotes various products to Hispanics/Latinos in the United States.

      In June, 1998 the Company entered into agreements with consultants A. R. Hardy& Associates and John W. Vanover for investor relations services and promotion of the Company's stock. These agreements facilitated payment to the consultants via common stock in the Company. Consequently, the Company filed an S-8 and issued 3.3 million shares for payment of these services. However, both contracts were terminated some months thereafter for non-performance. Per the terms of the contract, the Company is seeking the return of all common stock from John W. Vanover, along with $10,000 cash through the American Arbitration Association. A settlement was signed between the Company and A. R. Hardy & Associates on April 1, 1999 in which the Company will pay $4,000 for services in stead of the 700,000 shares. All 3.3 million shares issued through the S-8 filing are stopped and pending cancellation.

      In mid-September, the Company laid off two employees, Elizabeth A. Tovar and Josephina Vettorazzi, in an effort to decrease the Company's losses. These cut-backs reduced the Company's costs by $4,300 monthly, or 21%. As of October, 1998, the Company has used contract employees to manage sales at the Downtown boutique.

      The Company warehouses its inventory at a public warehouse facility in Los Angeles, California which offers security 24 hours a day.

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

      During the course of developing the Company's cosmetic line, Ms. Zepeda also designed other products intended to complement its cosmetic line, including a skin care line. Additionally, Ms. Zepeda is working on the design of "iPeligro!", a man's fragrance which the Company plans to launch in early 1999. Ms. Zepeda previously designed the fragrance which the Company is marketing under the trademarked name, "Sabor A Mi, Melody of Eternal Passion". As a complement to its cosmetics, skin care and fragrance products, the Company is also offering a small selection of lingerie at its showroom boutique location.

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

      Principal Markets and Marketing Strategy.

      The Company believes that the principal market for its cosmetic and fragrance products is among Hispanic women in the U.S. and Latin America. During the near term, the Company intends to concentrate on marketing its products in the Los Angeles, California area which contains a large and growing number of Hispanics. Eventually, the Company plans to extend its distribution nationally and internationally. Approximately 3.8 million Hispanics reside in the Los Angeles, California area and comprise approximately 19% of the entire United States Hispanic population. Simmons Hispanic II Study projected that by the year 2005 the U.S. Hispanic market will comprise the largest minority group in the United States. According to McGraw-Hill's 1995 Hispanic Consumer Market Report, Hispanics buying power for 1997 was estimated at $357 billion in the U.S. This report also estimated that Hispanics spent $6 billion on Personal Care Products and Services. (This market segment includes cosmetics, fragrance and skin care.) Latin America's cosmetic market was $5.9 billion and expected to increase to $7.6 billion by 1998, according to Euromonitor International.

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

      Following the initial public offering, the Company advertised its products on a limited basis through print advertising in selected Spanish language magazines and through radio advertising which featured its Sabor A Mi, Melody of Eternal Passion fragrance. The Company has discontinued all magazine advertisements, except for advertisements in Latina Magazine and Hispanic Business. The Company is principally pursuing some radio advertising on Spanish language stations which has yielded a more positive customer response. Additionally, a web-site has been established on the Internet to promote both the product line and stock (www.deRaquel). All advertisements include the Company's toll-free number and web-site address. Also, product samples are available to potential customers as a part of its promotional efforts.

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

      Distribution.

      On May 30, 1998, the Company entered into a sales agreement with Con Estilo Latino. Con Estilo Latino produces seasonal catalogues that sell and promote various products to Hispanics/Latinos in the United States. Additionally, the Company continues to sell its products through its two locations in Beverly Hills and downtown Los Angeles.

      Further, as of March, 1999, the Company has been certified as a minority vendor by the Southern California Regional Purchasing Councils, Inc. This association assists minority companies in obtaining distribution with many large companies such as large department store chains. The Company continues to approach local boutiques for sales and distribution of its products. As of March 1999, the Company has received minimal orders.

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

      Patents and Trademarks.

      The Company has obtained the trademarks for the following: "iPeligro!" (extension filed on February of 1998, for future use), its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," and the Company logo. Additionally, copyrights are held for the following: Color Me Golden, a beauty guide for golden skin tones; Sound Recording for "Sabor A Mi," the Company's logo, the Compact Disc and its product brochure.

      The formulas for the fragrances "Sabor A Mi" and "iPeligro!" were developed by Ms. Zepeda for the Company and are the proprietary formulas of the Company. There are no other proprietary rights or information, including formulas, held by the Company for any of its products.

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

      Employees.

      As of December 31, 1998, the Company employed one (1) person full time. The Company may hire additional part-time secretarial and retail sales employees depending on its level of operations.

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

Item 3. Legal Proceedings.

      In September of 1998, the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration is for the return of $10,000 in cash and stock certificates for 2.6 million Company common shares. The basis of the dispute is for non-performance, bad faith, and willful malfeasance. Other than this item, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable

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

      The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock for the last 3 years. Included for December 1998 are the high and low ask prices due to no bid prices.

      In December, 1998, Olsen Payne & Company filed a 15c2-11 on behalf of the Company to restore trading of the Company stock on the OTC. The stock is expected to commence trading shortly after the filing of this 1998 10-KSB with the Securities and Exchange Commission.

Year Ended December 31, 1995              High              Low
                                          ----              ---

      First Quarter                       3                 1/2

      Second Quarter                      3-7/8             3

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

Year Ended December 31, 1998        Closing Bid             Closing Ask

                                          High        Low         High  Low
                                          ----        ---         ----  ---

      First Quarter                       No Bid      No Bid      None  None

      Second Quarter                      No Bid      No Bid      None  None

      Third Quarter                       No Bid      No Bid      None  None

      Fourth Quarter                      No Bid      No Bid      None  None

      These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

      As of December 31, 1998, there were 1,015 record holders of the Company's common stock.

      Common Stock. The authorized capital stock of the Company includes 50,000,000 shares of common stock which has a par value of $.0001 per share. The holders of common stock (a) have equal rateable rights to dividends from funds legally available therefor, when and if declared by the Board of Directors of the Company; (b) are entitled to share rateably in all of the assets of the Company available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of the Company; (c) does not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (d) are entitled to one noncumulative vote per share on all matters on which shareholders may vote at all meetings.

      Preferred Stock. The authorized capital stock of the Company also includes 10,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of the Company has the right to determine the characteristics of any preferred stock. Such characteristics include voting rights, dividend requirements, redemption provisions and/or liquidation preferences.

      The Board of Directors of the Company has designated 100,000 shares of preferred stock as Series A Preferred Stock (the "Preferred Stock"). Concurrently with the completion of the Company's initial public offering, Ms. Zepeda exchanged the 20,000,000 shares of common stock that she owned for 100,000 shares of Preferred Stock. The rights of the holder of the Preferred Stock (the entire issue of 100,000 shares being held by the President, Raquel Zepeda) have been amended by the Board of Directors to allow the conversion of Preferred stock into common stock at the rate of one share of Series A Preferred stock for 200 shares of Common stock at any time. In 1996, the Board of Directors directed the Corporation to issue 20,000,000 shares of common stock to the President, Raquel Zepeda, in exchange for the 100,000 shares of Preferred stock held by her, and to retire the Preferred Stock. This brought the total of issued and outstanding common stock of the Corporation to 24,000,000 shares. This action was anticipated to have a material dilutive effect on the holders of the Corporation's outstanding common stock. Further, in June of 1998, the Company issued 3.3 million shares of common stock through an S-8 filing for payment of services to two consultants. As of September, 1998 a stop trade order was placed on the shares issued through the S-8, due to non-performance. A settlement has been reached with one consultant for return of 700,000 shares. A settlement for the additional 2.6 million shares are pending a hearing before the American Arbitration Association.

      As of December 31, 1998, there were 27,300,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 19,888,000 shares, Ms. Zepeda will continue to be able to elect all of the Company's directors and continue to control the Company. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

      The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Material Changes in Financial Condition

      The Company had cash and cash equivalents of $249,653 at December 31, 1998.

      The Company's available cash position at December 31, 1998 is expected to be sufficient to cover the Company's operating expenses through calendar year 1999, and possibly for some period thereafter.

      Through December 31, 1998, revenues from operations continued to be insufficient to support the selling, general and administrative expenses of the Company. At such time as the settlement agreement proceeds are exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately achieve profitable operations.

Material Changes in Results of Operations

      The Company's selling, general and administrative expenses decreased 26% by $82,229 during the year ended December 31, 1998 below the level of selling, general and administrative expenses incurred during the preceding year. The decrease was attributable primarily to employee lay-offs and the reduction of advertising, legal and accounting fees.

      The Company's business operations during the year ended December 31, 1998 resulted in only minimal revenues. Revenues were down 19.6% largely due to the temporary closing of the Downtown boutique and decrease in advertisements. Interest income also decreased, as the Company's cash decreases. Management does not believe that historical revenues, operating margins or expenses for the period ended December 31, 1998 were indicative of future operating results.

      The Company is unable to predict when, if ever, the Company will generate sufficient revenues from operations in excess of its cost of goods sold and selling, general and administrative expenses.

      Regarding current concerns over the Year 2000 Issue, the Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue. The Issue is whether computer systems will properly recognize the date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

Item 7. Financial Statements.


                           COLECCIONES DE RAQUEL, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants...........................13

Balance Sheets as of December 31, 1998.......................................14

Statements of Operations for the years ended December 31, 1998 and 1996 and for the period from December 1, 1987 (Inception)
through December 31, 1998 ...................................................15

Statements of Stockholders' Equity for the period from December 1, 1987
(Inception) to December 31, 1998 ............................................16

Statements of Cash Flows for the years ended December 31, 1998 and 1996 and for the period from December 1, 1987 (Inception)
through December 31, 1998 ...................................................18

Notes to Financial Statements ...............................................20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Colecciones de Raquel, Inc.

We have audited the accompanying balance sheet of Colecciones de Raquel, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998, and the period from December 1, 1987 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the statements of operations, stockholders' equity, and cash flows for the period from inception to December 31, 1995.

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

In our opinion, based on our audits and the audit report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Colecciones de Raquel, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, and the period from December 1, 1987 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 25, 1999

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                               December 31, 1998

--------------------------------------------------------------------------------

                                     ASSETS
Current assets
    Cash and cash equivalents                                       $   249,653
    Merchandise inventory                                                68,591
    Prepaid expenses and other assets                                     4,788
                                                                    -----------

        Total current assets                                            323,032

Equipment, net of accumulated depreciation of $27,884                    19,837
Deposits                                                                  2,200
                                                                    -----------

               Total assets                                         $   345,069
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                        $     4,403
                                                                    -----------
        Total current liabilities                                         4,403
                                                                    -----------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.001 par value
        10,000,000 shares authorized
        0 shares issued and outstanding
    Common stock, $.0001 par value
        50,000,000 shares authorized
        27,300,000 shares issued and outstanding                          2,730
    Additional paid-in capital                                        1,375,444
    Deficit accumulated during the development stage                 (1,037,508)
                                                                    -----------

           Total stockholders' equity                                   340,666
                                                                    -----------
               Total liabilities and stockholders' equity           $   345,069
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                 Period From
                                                                                 December 1,
                                                     For the Year Ended             1987
                                                        December 31,           (Inception) to
                                                ----------------------------     December 31,
                                                     1998            1997            1998
                                                ------------    ------------    ------------
Sales                                           $      5,882    $      7,322    $     32,381

Cost of goods sold                                     2,899           4,546          14,053
                                                ------------    ------------    ------------

Gross profit                                           2,983           2,776          18,328

Selling, general, and administrative expenses        239,819         322,048       1,156,433
                                                ------------    ------------    ------------

Loss from operations                                (236,836)       (319,272)     (1,138,105)
                                                ------------    ------------    ------------

Other income
    Interest income                                   17,092          29,493          81,635
    Litigation settlement                                 --              --          20,000
    Miscellaneous                                      2,962              --           2,962
                                                ------------    ------------    ------------

        Total other income                            20,054          29,493         104,597
                                                ------------    ------------    ------------

Loss before provision for income taxes              (216,782)       (289,779)     (1,033,508)

Provision for income taxes                               800             800           4,000
                                                ------------    ------------    ------------

Net loss                                        $   (217,582)   $   (290,579)   $ (1,037,508)
                                                ============    ============    ============

Basic loss per share                            $      (0.01)   $      (0.01)
                                                ============    ============

Diluted loss per share                          $      (0.01)   $      (0.01)
                                                ============    ============

Weighted-average common shares outstanding        25,747,123      24,000,000
                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------



                                       Preferred Stock             Common Stock              Additional         MMI
                                    ---------------------    -------------------------        Paid-in        Settlement
                                     Shares       Amount       Shares         Amount          Capital         Agreement
                                    --------     --------    ------------   ----------       ----------      -----------
Net loss from inception through
  December 31, 1992                       --         --      $         --     $     --        $      --       $       --
Net loss
                                     --------      ----        ----------        -----           ------       ----------

Balance, December 31, 1993
Common stock issued in
  reorganization                                               20,000,000        2,000           34,754
Common stock issued in initial
  public offering                                               1,000,000          100           90,990
Common stock exchanged for
  preferred stock in connection
  with initial public offering        100,000       100       (20,000,000)      (2,000)           1,900
Exercise of A Warrants                                          1,000,000          100          249,900
MMI settlement Agreement                                                                                        (250,000)
Net loss
                                     --------      ----        ----------        -----           ------       ----------
Balance, December 31, 1994            100,000       100         2,000,000          200          377,544         (250,000)
Exercise of B Warrants                                          2,000,000          200          999,800
MMI settlement Agreement                                                                                      (1,000,000)
Cash received from MMI                                                                                           849,875
Net loss
                                     --------      ----        ----------        -----           ------       ----------
Balance, December 31, 1995            100,000       100         4,000,000          400        1,377,344         (400,125)
Cash received from MMI                                                                                           400,125
Preferred stock exchanged for
  common stock                       (100,000)     (100)       20,000,000        2,000           (1,900)
Net loss
                                     --------      ----        ----------        -----           ------       ----------
Balance, December 31, 1996                 --        --        24,000,000        2,400        1,375,444               --
Net loss
                                     --------      ----        ----------        -----           ------       ----------
Balance, December 31, 1997                 --        --        24,000,000        2,400        1,375,444               --

                                     Deficit
                                    During the
                                    Development
                                       Stage            Total
                                     ---------       -----------
Net loss from inception through
  December 31, 1992                  $ (29,178)      $   (29,178)
Net loss                                (7,462)           (7,462)
                                     ---------        ----------
Balance, December 31, 1993             (36,640)          (36,640)
Common stock issued in
  reorganization                                          36,754
Common stock issued in initial
  public offering                                         91,090
Common stock exchanged for
  preferred stock in connection
  with initial public offering                                --
Exercise of A Warrants                                   250,000
MMI settlement Agreement                                (250,000)
Net loss                               (58,052)          (58,052)
                                     ---------        ----------
Balance, December 31, 1994             (94,692)           33,152
Exercise of B Warrants                                 1,000,000
MMI settlement Agreement                              (1,000,000)
Cash received from MMI                                   849,875
Net loss                              (126,518)         (126,518)
                                     ---------        ----------
Balance, December 31, 1995            (221,210)          756,509
Cash received from MMI                                   400,125
Preferred stock exchanged for
  common stock

Net loss                              (308,137)         (308,137)
                                     ---------        ----------
Balance, December 31, 1996            (529,347)          848,497
Net loss                              (290,579)         (290,579)
                                     ---------        ----------
Balance, December 31, 1997            (819,926)          557,918

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------



                                       Preferred Stock             Common Stock              Additional         MMI
                                    ---------------------    -------------------------        Paid-in        Settlement
                                     Shares       Amount       Shares         Amount          Capital         Agreement
                                    --------     --------    ------------   ----------       ----------      -----------
Common stock issued for
  consulting services                              $            3,300,000     $  330       $                  $
Net loss
                                     --------      ----        ----------     ------       ------------       ----------
Balance, December 31, 1998                 --      $ --        27,300,000     $2,730       $  1,375,444       $       --
                                     ========      ====        ==========     ======       ============       ==========

                                     Deficit
                                    During the
                                    Development
                                       Stage            Total
                                     ---------       -----------
Common stock issued for
  consulting services                $               $     330
Net loss                                (217,582)     (217,582)
                                     -----------     ---------
Balance, December 31, 1998           $(1,037,508)    $ 340,666
                                     ===========     =========

   The accompanying notes are an integral part of these financial statements.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                             Period From
                                                                              December 1,
                                                      For the Year Ended         1987
                                                          December 31,      (Inception) to
                                                   ----------------------    December 31,
                                                      1998         1997          1998
                                                   ---------    ---------    -----------
Cash flows from operating activities
    Net loss                                       $(217,582)   $(290,579)   $(1,037,508)
    Adjustments to reconcile net loss to
        net cash used in operating activities
           Depreciation                                9,063        8,636         27,884
           Common stock issued for consulting
               services                                  330           --             --
    (Increase) decrease in
        Inventory                                      4,469        2,615        (68,591)
        Prepaid expenses and other assets              1,982        2,789         (4,788)
        Deposits                                         (70)       1,521         (2,200)
    Increase (decrease) in
        Accounts payable and accrued liabilities      (6,265)      (2,601)         4,403
                                                   ---------    ---------    -----------

Net cash used in operating activities               (208,073)    (277,619)    (1,080,800)
                                                   ---------    ---------    -----------

Cash flows from investing activities
    Purchase of equipment                             (3,213)      (5,507)       (47,721)
                                                   ---------    ---------    -----------

Net cash used in investing activities                 (3,213)      (5,507)       (47,721)
                                                   ---------    ---------    -----------

Cash flows from financing activities
    Proceeds from MMI settlement Agreement                --           --      1,250,000
    Proceeds on sale of common stock                      --           --         91,420
    Loans and paid-in capital from
        preferred stockholder                             --           --         36,754
                                                   ---------    ---------    -----------

Net cash provided by financing activities                 --           --      1,378,174
                                                   ---------    ---------    -----------

Net increase (decrease) in cash and cash
    equivalents                                     (211,286)    (283,126)       249,653

Cash and cash equivalents, beginning of
    period                                           460,939      744,065             --
                                                   ---------    ---------    -----------

Cash and cash equivalents, end of period           $ 249,653    $ 460,939    $   249,653
                                                   =========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information

                                                                   Period From
                                                                    December 1,
                                        For the Year Ended             1987
                                           December 31,           (Inception) to
                                      -----------------------      December 31,
                                       1998            1997            1998
                                      -------         -------         -------

    Interest received                 $17,092         $29,493         $81,635
                                      =======         =======         =======

    Income taxes paid                 $   800         $   800         $ 4,000
                                      =======         =======         =======

   The accompanying notes are an integral part of these financial statements.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

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

      The Company intends to market and sell a line of cosmetics, skin care, and fragrance products which it believes will have appeal to sallow to olive-skinned women. Through December 31, 1998, the Company was primarily involved in preliminary marketing efforts and had not achieved significant sales of its products. Therefore, in accordance with Statement of Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is accounted for as a development stage company.

      Recently Issued Accounting Pronouncements

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

      SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

      SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

      Cash and Cash Equivalents

      For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a high-quality financial institution.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Merchandise Inventory

      Merchandise inventory, which is principally merchandise held for sale, is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

      Equipment

      Equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives, which are generally five years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the statements of operations.

      Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising costs were $3,247 and $24,211 for the years ended December 31, 1998 and 1997, respectively.

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

      Net Loss Per Share

      For the year ended December 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basic earnings per share and diluted earnings per share are the same.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Comprehensive Income

      For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

      Fair Value of Financial Instruments

      The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

NOTE 2 - CASH AND CASH EQUIVALENTS

      The Company maintains cash deposits in banks and in financial institutions located in southern California. Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Deposits in a money market account with a financial institution are insured by the Securities Investor Protection Corporation ("SIPC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

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

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 3 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

      Issuance of Common Stock

      In June 1998, the Company issued 2,600,000 shares of common stock in exchange for consulting services to be performed. In addition, upon signing of the agreement, the Company paid out-of-pocket expenses of $15,000 for the first three months. In July 1998, the Company placed a stop trade order on the above shares. The Company is currently undergoing arbitration proceedings with the above individual who allegedly failed to deliver performance according to the contractual agreement.

      In June 1998, the Company issued 700,000 shares of common stock in exchange for consulting services to be performed. In addition, the consultant was granted 1,000,000 stock options at exercise prices ranging from $0.75 to $3.00 per share. In July 1998, the Company placed a stop trade order on the above shares and is in the process of settling the above matter (see Note 7).

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

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 4 - INCOME TAXES

        The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 1998, the Company has approximately $992,000 and $989,000 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2018 and 2003, respectively. For the years ended December 31, 1998 and 1997, the provision for income taxes represents the minimum state franchise tax.

        The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at December 31, 1998:

               Loss carryforwards                              $     395,000
               Valuation allowance                                   395,000
                                                               -------------

                  Deferred tax assets                          $          --
                                                               =============

      The valuation allowance has been increased by approximately $86,000 during the year ended December 31, 1998.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases its office and retail facilities under operating leases which expire through October 1999. Minimum annual rental commitments under the lease are as follows:

                Year Ending
               December 31,
               ------------

                  1999                                         $      18,600
                                                               =============

      Rent expense for the years ended December 31, 1998 and 1997 was $30,614 and $30,614, respectively.

      Employment Agreement

      The Company has entered into an employment agreement with an officer expiring August 1999 with an aggregate annual salary of $65,000, increasing at the beginning of each subsequent calendar year by the Consumer Price Index. In addition, the employee is entitled to incentive compensation each year to be determined by the Company's Board of Directors.

                                                     COLECCIONES DE RAQUEL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1998

--------------------------------------------------------------------------------

NOTE 6 - YEAR 2000 ISSUE

      The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

      The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

      Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

NOTE 7 - SUBSEQUENT EVENT

      In April 1999, the consultant agreed to return the 700,000 shares of common stock issued in exchange for consulting services for $4,000 in cash.

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

      ELIZABETH A. TOVAR, (a.k.a. Elizabeth A. Camacho) has served as Secretary of the Company since August, 1995. Mrs. Tovar is employed by the Company as its Administrator. From May 1994 through September 1995, Mrs. Tovar was the vault manager for a large food services company where she was responsible for all cash transactions and vault audit procedures. Mrs. Tovar also served as a financial administrator for the company maintaining accounts receivable and account payable ledgers. Prior thereto, from July 1991 through April 1994, Mrs. Tovar was a security officer for the U.S. Department of Justice. Mrs. Tovar attended El Paso Community College where she majored in business management.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. During each of the fiscal years ended December 31, 1998, and 1996, each of the directors and officers filed the required Form 3.

Item 10. Executive Compensation.

      Compensation of Officers. No executive officer of the Company was paid cash or non-cash compensation in excess of $100,000 during calendar year 1998, 1997, or 1996 and the Company had and has no compensation plans in place and no officer has received non-cash compensation, other than employee benefits made available to all employees of the Company. The following table sets forth the cash compensation paid by the Company to its chief executive officer for services rendered during calendar years 1998, 1997, 1996, and 1995.

                                                 Annual Compensation(1)
                                                 ----------------------
Name and                                                            Other Annual
Principal Position            Year        Salary ($)    Bonus ($)   Compensation
------------------            ----        ----------    ---------   ------------

Raquel Zepeda, President      1998        65,000            --             --
                              1997        65,000            --             --
                              1996        60,000            --             --
                              1995        50,000*           --             --
----------
*$15,149 of Ms. Zepeda's 1995 salary was accrued.

      Incentive Stock Option Plan. The Company has adopted an Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to secure and retain key employees of the Company. The Plan authorizes the granting of options to key employees of the Company to purchase an aggregate of 500,000 shares of commons stock, subject to adjustment for various forms of reorganizations that may occur. No options may be granted after August 6, 2003 and the fair value of an option to each optionee cannot exceed $100,000 per year. An employee must have six months of continuous employment with the Company before he or she may exercise an option granted under the Plan. The option exercise price may not be less than 100% of the fair market value of the shares at the time of the granting of such option. In the event an option is granted to a stockholder who owns 10% or more of the Company's shares at the time of the grant of the option, the option price must not be less than 110% of the fair market value of the shares at the time of such grant. Options granted under the Plan are nonassignable and terminate three months after employment by the optionee ceases, except if employment terminates due to the disability of the optionee, in which event the option will expire twelve months from the date employment ceases. The Plan is administered by the Company's Board of Directors. No options have been granted under the Plan. It may be expected that any options granted will be exercised only if it is advantageous to the option holder and when the market price of the company's common stock exceeds the option price. In the event that the Company grants options pursuant to the Plan, the existence of such options may have a negative effect on the market price of the Company's common stock.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting stock as of December 31, 1998:

                                       Amount and                     Percent of
                 Name and Address of   Nature of          Percent of  all Voting
Title of Class   Beneficial Owner      Beneficial Owner   Class       Classes
--------------   ----------------      ----------------   -----       -------

Common Stock     Raquel Zepeda         19,888,000 shares  83%         83%
                    9873 S. Santa      owned directly
                    Monica Blvd.
                    Beverly Hills, CA

      As of December 31, 1998, there were 24,000,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, the Company has securities outstanding with an aggregate of 24,000,000 votes.

      Security Ownership of Management. The following table sets forth as to each class of equity securities of the Company beneficially owned by all of the Company's directors and nominees, each of the named executive officers and by all of the Company's directors and executive officers as a group:

                                          Amount and
                  Name and Address of     Nature of                   Percent of
Title of Class    Beneficial Owner        Beneficial Owner            Class
--------------    ----------------        ----------------            -----

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

Item 13. Exhibits and Reports on Form 8-K.

      (a) Exhibits and Index of Exhibits.

      Exh.
      No.        Description
      ---        -----------

      3.1 Articles of Incorporation, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994,
            Exhibit 3(a).

      3.2 Amendment to Articles of Incorporation, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(b).

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

      4.1 Specimen Certificate of Common Stock, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(a).

      4.2 Form of Warrant Agreement, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994
            Exhibit 4(b).

      4.3 Specimen A Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(c).

      4.4 Specimen B Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(d).

      4.5 Specimen C Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(e).

      Exh.
      No.        Description
      ---        -----------

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

      10.9 Amendment No. 1 to Employment Agreement dated January 1, 1996 between the Company and Raquel Zepeda, incorporated by reference from Form 10KSB Registration Statement No.34597.1-LA as filed on December 31, 1994, Exhibit 10.9(a).

      10.10 Commercial Lease dated September 29, 1995 between the Company and L.A. Pacific Center, Inc., incorporated by reference from Form 10KSB Registration Statement No. 97-WLA-13270018 as filed on December 31, 1996.

      Exh.
       No.        Description
       ---        -----------

      10.11 Distribution Agreement between Colecciones de Raquel, Inc. and R-Town Entertainment incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

      10.12 Trademark No. 2,050,606 for "Colecciones De Raquel, Inc. Face Logo" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998..

      10.13 Certificate of Copyright Registration VA 736-099 for "CRQL Mark
            (Logo)" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

      10.14 Certificate of Copyright Registration SR 190-794 for Sabor A Mi, "Melody Of Eternal Passion" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998..

      10.15 Certificate of Copyright Registration VA 334-469 for "Colecciones De Raquel Color Collection Brochure".

      10.16 Notice of Allowance for Trademark "PELIGRO," SR 75/074408 incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

      10.17 Request For Extension of Time To File A Statement Of Use With Declaration for Trademark "PELIGRO", SR 75/074408 incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998..

      10.18 Notice of Approval of Extension Request for Trademark "PELIGRO", SR 75/074408 incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

      10.19 Contract with Con Estilo Latino

      10.20 Contracts with A.R. Hardy & Associates and John W. Vanover incorporated herein by reference from Form S-8 filed on June 17, 1998 (File No. 333-57061)

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1998.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1998                   COLECCIONES DE RAQUEL, INC.


                                        By: /s/ Raquel Zepeda
                                           -------------------------------------
                                           Raquel Zepeda, President and
                                             Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/s/ Raquel Zepeda     President (Principal Executive              April 14, 1998
------------------    Officer, Principal Financial Officer)
RAQUEL ZEPEDA         and Director