Form 10QSB
period 1999-03-31
COLECCIONES DE RAQUEL INC
filed 1999-05-12
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

           9873 S. Santa Monica Blvd., Beverly Hills, California 90212
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 203-9240
                        -------------------------------
                           (Issuer's telephone number)

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

                                            Yes |X| No |_|

At March 31, 1999, 27,300,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                PAGE
                                                                            ----

     (a)   Balance Sheet (Unaudited) - March 31, 1999 .........................1

     (b)   Statements of Operations (Unaudited) - Three months ended
           March 31, 1999 and 1997 Period from
           Inception (December 1, 1987) to March 31, 1999......................2

     (c)   Statements of Operations (Unaudited) -Third Quarter
           ended March 31, 1999 and 1998 and Prior 1998 Fourth Quarter.........3

     (d)   Statement of Stockholder's Equity (Unaudited) -
           Period from Inception (December 1, 1987) to March 31, 1999..........4

     (e)   Statements of Cash Flows (Unaudited) - Three months ended
           March 31, 1999 and Period from Inception (December 1, 1987)
           to March 31, 1999...................................................5

     (f)   Notes to Unaudited Financial Statements.............................6

ITEM 2.    Management's Discussion and Analysis or
           Plan of Operation...................................................8

PART II - OTHER INFORMATION....................................................9

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                  March 31, 1999
                                                                  --------------
Assets

  Current Assets

    Cash and equivalents                                            $   210,504
    Merchandise Inventory                                                68,625
    Deposits paid and other assets                                        7,130
                                                                    -----------

    Total Current Assets                                            $   286,259

  Equipment, Furniture & Fixtures, net of
  accum. depr. $30,242                                                   17,478
                                                                    -----------

  Total Assets                                                      $   303,737
                                                                    ===========

Liabilities and Stockholders Equity

  Current Liabilities
    Accounts payable                                                $     4,235
    Taxes payable                                                         1,082
                                                                    -----------

    Total current liabilities                                       $     5,317

  Stockholder's equity
    Common stock - $.0001 par value,
    50,000,000 shares authorized,
    27,300,000 shares issued and outstanding                              2,730

    Additional paid in capital                                        1,375,444

    Deficit accumulated during the development
    stage                                                            (1,079,754)

    Total stockholder's equity                                          298,420

  Total liabilities and stockholder's equity                        $   303,737
                                                                    ===========


                 See accompanying notes to financial statements                1

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                               Period from
                                                               Inception
                                                              (Dec.1, 1987)
                                           Three Months            To
                                           Ended March         March 1999

                                       1999         1998          1999
                                       ----         ----          ----

Sales                                   1,804         2,199        34,185
Cost of Goods Sold                        228         1,170        14,281
                                   ----------    ----------    ----------

Gross Profit                            1,576         1,029        19,904

Selling, general, and
  administrative expenses              46,294        57,096     1,202,727
                                   ----------    ----------    ----------

(Loss) from operations                (44,718)      (56,067)   (1,182,823)

Interest Income                         2,471          5351        84,106

Litigation settlement &
  other income                                                     22,964

Loss before provision for
  income taxes                        (42,247)      (50,716)   (1,075,755)

Provision for income taxes                                          4,000

Net Loss                             ($42,247)     ($50,716)   (1,079,755)
                                   ==========    ==========    ==========

Net Loss per share                    ($.0015)        ($.01)
                                   ==========    ==========

Weighted average number of
  common shares                    27,300,000    24,000,000
                                   ==========    ==========


                 See accompanying notes to financial statements                2

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                            First Quarter         Fourth Quarter
                                            Ended March 31,        December 31,

                                          1999          1998           1998
                                          ----          ----           ----

Sales                                        1804          2199           882
Cost of Goods Sold                            228          1170           319
                                       ----------    ----------    ----------

Gross Profit                                1,576          1029           563

Selling, general, and
  administrative expenses                  46,294        57,096        48,892
                                       ----------    ----------    ----------

(Loss) from operations                    (44,718)      (56,067)      (48,329)

Interest Income                             2,471         5,351         3,374

Loss before provision for
  income taxes                            (42,247)      (50,716)      (44,955)

Provision for income taxes

Net Loss                                 ($42,247)     ($50,716)      (44,955)
                                       ==========    ==========    ==========

Net Loss per share                        ($.0015)        ($.01)        ($.01)
                                       ==========    ==========    ==========

Weighted average number of
  common shares                        27,300,000    24,000,000    27,300,000
                                       ==========    ==========    ==========


                 See accompanying notes to financial statements                3

                           COLECCIONES DE RAQUEL, INC.
                         (A Developement Stage Company)
                           Statement of Stockholders'
                   Equity For the Period from December 1, 1987
                          (inception) to March 31, 1999
                                   (Unaudited)

                                         Preferred Stock               Common Stock
                                     -----------------------      ---------------------       Additional         MMI
                                       Number                       Number                    Paid-In       Settlement
                                     of Shares        Amount      of Shares      Amount       Capital        Agreement
                                     ---------        ------      ---------      ------     ----------      ----------
Net loss for the
  inception through
  December 31, 1992                       --           $  --              --    $     --    $         --    $         --
Net Loss, 1993                            --              --              --          --              --              --
                                     -------           -----     -----------    --------    ------------    ------------

Balance, Dec. 31, 1993                    --              --              --          --              --              --
  Common Stock Issued
  In reorganization                       --              --      20,000,000       2,000          34,754              --
Common Stock Issued in IPO                --              --       1,000,000         100          90,990              --
Preferred Stock exchanged for
  Common Stock per IPO               100,000             100     (20,000,000)     (2,000)          1,900              --
Exercise of A Warrants                    --              --       1,000,000         100         249,900              --
MMI Settlement Agreement                  --              --              --          --              --        (250,000)
Net Loss                                  --              --              --          --              --              --
                                     -------           -----     -----------    --------    ------------    ------------

Balance, Dec. 31, 1994               100,000             100       2,000,000         200         377,544        (250,000)
Exercise of B Warrants                    --              --       2,000,000         200         999,800              --
MMI Settelement Agreement                 --              --              --          --              --      (1,000,000)
Cash received from MMI                    --              --              --          --              --         849,875
Net loss                                  --              --              --          --              --              --
                                     -------           -----     -----------    --------    ------------    ------------

Balance, Dec. 31, 1995               100,000             100       4,000,000         400       1,377,344        (400,125)
Cash received from MMI                    --              --              --          --              --         400,125
Common Stock exchanged
  for Preferred Stock               (100,000)           (100)     20,000,000       2,000          (1,900)
Net Loss                                  --              --              --          --              --              --
                                     -------           -----     -----------    --------    ------------    ------------

Balance Dec. 31, 1996                     --              --      24,000,000    $  2,400    $  1,375,444    $         --
Net Loss                                  --              --                                                          --

Balance Dec. 31, 1997                     --              --      24,000,000    $  2,400    $  1,375,444

Common stock issued for                                $           3,300,000         330    $  1,375,444    $
  consulting services
Net Loss                                               $
                                     -------           -----     -----------    --------    ------------    ------------

Balance Dec 31, 1998                                   $          27,300,000       2,730       1,375,444

Net Loss
Balance March, 1999                                    $          27,300,000    $  2,730    $  1,375,444    $
                                                       =====    ============    ========    ============    ============

                                   Deficit
                                  During the       Total
                                 Development    Shareholder's
                                    Stage          Equity
                                 -----------   --------------
Net loss for the
  inception through
  December 31, 1992                 ($29,178)       ($29,178)
Net Loss, 1993                        (7,462)         (7,462)
                                 -----------    ------------

Balance, Dec. 31, 1993               (36,640)        (36,640)
  Common Stock Issued
  In reorganization                       --          36,754
Common Stock Issued in IPO                --          91,090
Preferred Stock exchanged for
  Common Stock per IPO                    --              --
Exercise of A Warrants                    --         250,000
MMI Settlement Agreement                  --        (250,000)
Net Loss                             (58,052)        (58,052)
                                 -----------    ------------

Balance, Dec. 31, 1994               (94,692)         33,152
Exercise of B Warrants                    --       1,000,000
MMI settelement agreement                 --      (1,000,000)
Cash received from MMI                    --         849,875
Net loss                            (126,518)       (126,518)
                                 -----------    ------------

Balance, Dec. 31, 1995              (221,210)        756,509
Cash received from MMI                    --         400,125
Common Stock exchanged
  for Preferred Stock
Net Loss                            (308,137)       (308,137)
                                 -----------    ------------

Balance Dec. 31, 1996              ($529,347)   $    848,497
Net Loss                           ($290,579)      ($290,579)
                                 -----------    ------------

Balance Dec. 31, 1997               (819,926)        557,918

Common stock issued for          $              $        330
  consulting services
Net Loss                            (217,582)       (217,582)
                                 -----------    ------------

Balance Dec. 31, 1998             (1,037,508)        340,666

Net Loss                             (42,247)
Balance March, 1999              ($1,079,755)   $    298,420
                                 ===========    ============

                 See accompanying notes to financial statements                4

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Period from
                                                            For the Period Ended      Inception to Current
                                                                  March 31,           December 31, 1987 -
                                                             1999          1998         March 31, 1999
                                                         -----------    -----------   --------------------
Cash flows from operating activities
  Net loss                                               $   (42,247)   $   (50,716)     $  (994,660)
   Adjustments to reconcile net loss
     to net cash used in
     operating activities
       Depreciation                                            2,358          2,235           25,587
     (Increase) decrease in
       Inventory                                                  34          1,557          (70,233)
       Prepaid expenses & other assets                          (141)          (570)          (4,537)
       Deposits                                                    0         (1,600)          (2,880)
     (Increase) decrease in
       Accounts Payable & accrued expenses                       915         (9,822)             195
                                                         -----------    -----------      -----------

       Net cash used in operating activities             $   (39,290)   $   (58,916)     $(1,046,528)
                                                         -----------    -----------      -----------

Cash flows from investing activities
       Purchase of Equipment                                      (0)          (186)         (47,558)
       Leasehold Improvements                                     (0)             0

       Net cash used in investing activities                      (0)          (186)         (47,558)

Cash flows from financing activities
     Proceeds from MMI settlement agreement                       --             --      $ 1,250,000
     Proceeds from sale of common stock                           --             --           91,090
     Payments for offering costs                                  --             --               --
Loans & paid-in capital from preferred stockholder                --             --           36,754
                                                         -----------    -----------      -----------

     Net cash provided by financing activities                    --             --      $ 1,377,844
                                                         -----------    -----------      -----------

     Net increase(decrease) in cash and cash
       equivalents                                          ($39,290)      ($59,102)     $(1,094,086)
                                                         -----------    -----------      -----------

Cash & cash equivalents, beginning of period             $   249,653    $   460,939          335,805
                                                         -----------    -----------      -----------

Cash & cash equivalents, end of period                   $   210,504    $   401,837      $   283,758
                                                         ===========    ===========      ===========

Interest received                                        $     2,470    $     5,351      $    78,457
                                                         ===========    ===========      ===========

Taxes paid                                               $         0    $         0      $     4,000
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

2. Unaudited financial statements

      The financial statements as of March 31, 1999 and for the periods ended March, 1998 and 1997 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's 1998 annual report filed on Form 10-KSB.

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

4. Legal proceedings

      In September of 1998, the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration is for the return of $10,000 in cash and stock certificates for 2.6 million Company common shares. In July, 1998, the Company placed a stop order on the above shares. The basis of the dispute is for non-performance, bad faith, and willful malfeasance. Other than this item, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

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

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      Sales were down 18% in the 1999 Third Quarter revenues compared to those of 1998. However, the First Quarter 1988 Cost of Goods Sold were substantially lower in 1999 due to an increase in cosmetic sales and decrease in lingerie, who have a lower mark-up value. First Quarter 1999 S G& Expenses were down 23% from the prior year. This is mostly attributed to cut-backs in costs in September of 1998. The First Quarter expense were higher from Fourth Quarter, 1998 due to accounting expenses incurred during the audit.

      Material Changes in Financial Condition

      The Company's cash position decreased the three month period ended March 31, 1999. This is attributed to the Company's continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities. Due to sales, inventory levels were lower from year-end 1998.

      The continued operation and existence the Company will be dependent on obtaining additional capital to implement its plans to increase distribution and sales, and its ability to generate significant product sales and ultimately to achieve profitable operations. The Company's available cash at March 31, 1999 is expected to be sufficient to defray the Company's operating expenses through calendar year 1999.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

            In June 1998, the Company issued 3,300,000 shares of common stock in exchange for consulting services to be performed by two consultants. Both consultants' contracts and services were terminated in 1998 and the Company placed a stop order on the above shares. Further, in April 1999, one consultant agreed to return 700,000 shares of common stock issued in exchange for consulting services for $4,000 in cash. The remaining 2,600,000 shares are pending cancellation subsequent to an arbitration. See Item 1 above.

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

                                         COLECCIONES DE RAQUEL, INC.
                                         (Registrant)


Dated: May 10, 1999                      By: /s/ Raquel Zepeda
                                             -----------------------------------
                                             Raquel Zepeda,
                                             Chief Financial Officer