Form 10QSB
period 1999-06-30
COLECCIONES DE RAQUEL INC
filed 1999-08-10
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                            Yes |X| No |_|

At June 30, 1999, 27,300,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                                                           PAGE
                                                                           ----

      (a)   Balance Sheet (Unaudited) -June 30, 1999 .........................1

      (b)   Statements of Operations (Unaudited) - Six months
            ended June 30, 1999 and 1998 Period from
            Inception (December 1, 1987) to June 30, 1999.....................2

      (c)   Statements of Operations (Unaudited) -Second Quarter
            ended June 30, 1999 and 1998 and Prior 1999 First Quarter.........3

      (d)   Statement of Stockholder's Equity (Unaudited)
            Period from Inception (December 1, 1987) to June 30, 1999.........4

      (e)   Statements of Cash Flows (Unaudited) - Six months
            ended June 30, 1999 and Period from
            Inception (December 1, 1987) to June 30, 1999.....................5

      (f)   Notes to Unaudited Financial Statements...........................6

ITEM 2. Management's Discussion and Analysis or
        Plan of Operation.....................................................8

PART II - OTHER INFORMATION...................................................9

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                       June 30, 1999
                                                                       -------------
Assets

   Current Assets

         Cash and equivalents                                             $  159,195
         Merchandise Inventory                                                67,893
         Deposits paid and other assets                                        4,067
                                                                          ----------

         Total Current Assets                                             $  231,155

   Equipment, Furniture & Fixtures, net of accum. depr. $32,628               15,093
                                                                          ----------

   Total Assets                                                           $  246,248
                                                                          ==========

Liabilities and Stockholders Equity

   Current Liabilities
         Accounts payable                                                 $      331
         Taxes payable                                                             6
                                                                          ----------

         Total current liabilities                                        $      337

   Stockholder's equity
         Common stock - $.0001 par value, 50,000,000 shares authorized,
         27,300,000 shares issued and outstanding                              2,730

         Additional paid in capital                                        1,375,444

         Deficit accumulated during the development stage                 (1,132,262)
                                                                          ----------

         Total stockholder's equity                                          246,248
                                                                          ----------

   Total liabilities and stockholder's equity                             $  246,248
                                                                          ==========


                 See accompanying notes to financial statements               1

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                             Six Months          First Quarter
                                                             Ended June             March 31,

                                                        1999            1998            1999
                                                        ----            ----            ----
Sales                                                  3,879           5,292           1,804
Cost of Goods Sold                                     1,125           2,772             228
                                                  ----------      ----------      ----------

Gross Profit                                           2,754           2,520           1,576

Selling, general, and administrative expenses        101,962         132,342          46,294
                                                  ----------      ----------      ----------

(Loss) from operations                               (99,208)       (129,822)        (44,294)

Interest Income                                        4,454           9,978           2,471

Loss before provision for income taxes               (94,754)       (119,844)        (42,247)

Provision for income taxes

Net Loss                                            ($94,754)      ($119,844)       ($42,247)
                                                  ==========      ==========      ==========

Net Loss per share                                     ($.01)          ($.01)        ($.0015)
                                                  ==========      ==========      ==========

Weighted average number of common shares          27,300,000      27,300,000      27,300,000
                                                  ==========      ==========      ==========


                 See accompanying notes to financial statements               2

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                              Period from Inception
                                                            Three Months         Dec. 1, 1987 to
                                                            Ended June 30,          June 30,

                                                        1999           1998            1999
                                                        ----           ----            ----
Sales                                                  2,437           3,092          35,940
Cost of Goods Sold                                       925           1,601          14,568
                                                  ----------      ----------      ----------

Gross Profit                                           1,511           1,491          21,372

Selling, general, and administrative expenses         55,668          75,246       1,257,542
                                                  ----------      ----------      ----------

(Loss) from operations                               (54,157)        (73,755)     (1,236,170)

Interest Income                                        1,984           4,627          86,090

Loss before provision for income taxes               (52,173)        (69,128)     (1,127,119)

Provision for income taxes

Net Loss                                            ($52,173)       ($69,128)     (1,131,119)
                                                  ==========      ==========      ==========

Net Loss per share                                    ($.002)         ($.003)          ($.04)
                                                  ==========      ==========      ==========

Weighted average number of common shares          27,300,000      27,300,000      27,300,000
                                                  ==========      ==========      ==========


                 See accompanying notes to financial statements               3

                           COLECCIONES DE RAQUEL, INC.
                         (A Developement Stage Company)
                        Statement of Stockholders' Equity
        For the Period from December 1, 1987 (inception) to June 30, 1999
                                   (Unaudited)

                                    Preferred Stock                  Common Stock
                                    ---------------                  ------------
                                                                                             Additional        MMI
                                 Number                        Number                         Paid-In       Settlement
                               of Shares       Amount        of Shares         Amount         Capital        Agreement
                               ---------       ------        ---------         ------         -------        ---------
Net loss for the
 inception through
 December 31, 1992                    --   $         --              --    $         --    $         --    $         --
Net Loss, 1993                        --             --              --              --              --              --
                                --------   ------------      ----------    ------------    ------------    ------------

Balance, Dec. 31, 1993                --             --              --              --              --              --
 Common Stock Issued
  In reorganization                   --             --      20,000,000           2,000          34,754              --
Common Stock Issued in IPO            --             --       1,000,000             100          90,990              --
Preferred Stock exchanged for
 Common Stock per IPO            100,000            100     (20,000,000)         (2,000)          1,900              --
Exercise of A Warrants                --             --       1,000,000             100         249,900              --
MMI Settlement Agreement              --             --              --              --              --        (250,000)
Net Loss                              --             --              --              --              --              --
                                --------   ------------      ----------    ------------    ------------    ------------

Balance, Dec. 31, 1994           100,000            100       2,000,000             200         377,544        (250,000)
Exercise of B Warrants                --             --       2,000,000             200         999,800              --
MMI settelement agreement             --             --              --              --              --      (1,000,000)
Cash received from MMI                --             --              --              --              --         849,875
Net loss                              --             --              --              --              --              --
                                --------   ------------      ----------    ------------    ------------    ------------

Balance, Dec. 31, 1995           100,000            100       4,000,000             400       1,377,344        (400,125))
Cash received from MMI                --             --              --              --              --         400,125
Common Stock exchanged
  for Preferred Stock           (100,000)          (100)     20,000,000           2,000          (1,900)
Net Loss                              --             --              --              --              --              --
                                --------   ------------      ----------    ------------    ------------    ------------

Balance Dec 31, 1996                  --             --      24,000,000    $      2,400    $  1,375,444    $         --
Net Loss                              --             --                                                              --

Balance Dec. 31, 1997                 --             --      24,000,000    $      2,400    $  1,375,444

Common stock issued for                    $                  3,300,000             330    $  1,375,444    $         --
  consulting services
Net Loss                                   $
                                --------   ------------      ----------    ------------    ------------    ------------
Balance Dec 31, 1998                       $                 27,300,000           2,730       1,375,444

Net Loss
Balance June, 1999                         $                 27,300,000    $      2,730    $  1,375,444    $         --
                                           ============      ==========    ============    ============    ============

                                    Deficit
                                   During the         Total
                                   Development     Shareholder's
                                      Stage           Equity
                                      -----           ------
Net loss for the
 inception through
 December 31, 1992               ($    29,178)   ($    29,178)
Net Loss, 1993                         (7,462)         (7,462)
                                 ------------    ------------

Balance, Dec. 31, 1993                (36,640)        (36,640)
 Common Stock Issued
  In reorganization                        --          36,754
Common Stock Issued in IPO                 --          91,090
Preferred Stock exchanged for
 Common Stock per IPO                      --              --
Exercise of A Warrants                     --         250,000
MMI Settlement Agreement                   --        (250,000)
Net Loss                              (58,052)        (58,052)
                                 ------------    ------------

Balance, Dec. 31, 1994                (94,692)         33,152
Exercise of B Warrants                     --       1,000,000
MMI settelement agreement                  --      (1,000,000
Cash received from MMI                     --         849,875
Net loss                             (126,518)       (126,518)
                                 ------------    ------------

Balance, Dec. 31, 1995               (221,210)        756,509
Cash received from MMI                     --         400,125
Common Stock exchanged
  for Preferred Stock
Net Loss                             (308,137)       (308,137)
                                 ------------    ------------

Balance Dec 31, 1996             ($   529,347)   $    848,497
Net Loss                         ($   290,579)   ($   290,579)
                                 ------------    ------------

Balance Dec. 31, 1997                (819,926)        557,918

Common stock issued for          $         --    $        330
  consulting services
Net Loss                             (217,582)       (217,582)
                                 ------------    ------------
Balance Dec 31, 1998               (1,037,508)        340,666

Net Loss                              (94,754)
Balance June, 1999               ($ 1,079,755)   $    246,248
                                 ============    ============


4                 See accompanying notes to financial statements

                           Colecciones de Raquel, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                     For the Six Month    Period from Inception
                                                          Period Ended     December 31, 1987
                                                              June 30,        to Current
                                                                  1999       June 30, 1999
                                                        --------------       -------------
Cash flows from operating activities
Net loss                                                   $   (94,754)      $(1,132,262)
Adjustments to reconcile net loss to net cash used in
 operating activities
           Depreciation                                          4,743            32,627
       (Increase) decrease in
           Inventory                                               699           (67,892)
           Prepaid expenses & other assets                      (2,920)           (1,868)
           Deposits                                                  0            (2,200)
        Increase (decrease) in
           Accounts Payable & accrued expenses                  (4,066)              337
                                                           -----------       -----------
           Net cash used in operating activities           $   (90,958)      $(1,171,258)
                                                           -----------       -----------


Cash flows from investing activities
           Purchase of Equipment & Improvements                     (0)          (47,721)

           Net cash used in investing activities                    (0)      $   (47,721)
                                                                             -----------

Cash flows from financing activities
       Proceeds from MMI settlement agreement                       --       $ 1,250,000
       Proceeds from sale of common stock                           --            91,090
       Payments for offering costs                                  --
Loans & paid-in capital from preferred stockholder                  --            36,754
                                                           -----------       -----------

       Net cash provided by financing activities                    --       $ 1,377,844
                                                           -----------       -----------

       Net increase(decrease) in cash and cash             ($   90,458)      $   159,195
           equivalents                                     -----------       ===========
Cash & cash equivalents, beginning of period               $   249,653

Cash & cash equivalents, end of period                     $   159,195
                                                           ===========

Interest received                                          $     4,454
                                                           ===========

Taxes paid                                                 $     1,311
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

2. Unaudited financial statements

      The financial statements as of June 30, 1999 and June, 1998 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

      In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares following their exercise by third party entities. MMI has expressly denied any involvement in the exercise of the A Warrants, B Warrants, and C Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill, MMI agreed to pay the Company the exercise price of the A Warrants

      ($250,000) and B Warrants ($1,000,000). As of February 29, 1996, the
      Company had received all of the settlement

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

      An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint. The 2.6 million shares (certificate nos.8754, 8755, 8756, 8757, 8758, 8759, 8760, 8761, 8762,
      8763, 8764, 8765, and 8766) which were issued to John W. Vanover have been canceled.

      Currently, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

5. Leases

      On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. In October, 1997 this lease was renewed for another 2 years. The space is approximately 700 square feet, and the monthly rent is $1,100. In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month. This lease expired on June 30, 1999, and the store has been closed.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      Although 1999 Second Quarter revenues were lower than those of 1998, Cost of Goods Sold were lower due to a decrease in lingerie sales which have a lower profit margin. Selling, general, and administrative expenses for the 1999 Second Quarter year-to-date period were 27% lower than 1998's Second Quarter year-to-date.

      Material Changes in Financial Condition

      During the six month period ended June 30, 1999 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities. Inventory levels were lower from year-end 1997 due to sales.

      The Company's available cash at June 30, 1999 is expected to be sufficient to defray the Company's operating expenses through calendar year 1999. The Company's continued existence will be dependent on its ability to generate significant product sales and ultimately to achieve profitable operations.

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

      An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint: 2.6 million shares., $10,000, costs of filing said complaint and interest accruing from March 16, 1999. The 2.6 million shares (certificate nos. 8754, 8755, 8756, 8757,
      8758, 8759, 8760, 8761, 8762, 8763, 8764, 8765, and 8766) which were issued to John W. Vanover have been canceled.

      Currently, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 2. Changes in Securities

      In June 1998, the Company issued 3,300,000 shares of common stock in exchange for consulting services to be performed by two consultants. Both consultants' contracts and services were terminated in 1998 and the Company placed a stop order on the above shares. (See Item 1 above.) Further, in April 1999, one consultant agreed to return 700,000 shares of common stock issued in exchange for consulting services for $4,000 in cash.

      In June, 1999, the Company entered into an agreement with Angela Z. Hardy and Corporate Image Builders for investor relations services. Per this new agreement, the Company has released the shares which were initially issued to Angela Zucchini, aka, Angela Z. Hardy in June of 1998, for payment of these services.

      On July 16, 1999, an arbitration was held regarding the 2.6 million shares issued to John W. Vanover . A Notice of Award was received by the Company on August 5, 1999, granting its claims against Vanover. As a result, certificate nos. 8754, 8755, 8756, 8757, 8758, 8759, 8760, 8761, 8762,
      8763, 8764, 8765, and 8766, totaling 2.6 million shares have been canceled. As such, the total amount of outstanding shares is 24,700,000, which will be reflected in next quarter's financials.

Item 3. Defaults Upon Senior Securities

      Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Inapplicable.

Item 5. Other Information

      On June 2, 1999 the Company stock commenced trading on the NASD Bulletin Board under its symbol, "CRQL."

      In June, 1999, the Company entered into an investor relations agreement with Corporate Image Builders.

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

                                      COLECCIONES DE RAQUEL, INC.
                                      (Registrant)


Dated: August 6, 1999                By: /s/ Raquel Zepeda
                                        ----------------------------------------
                                        Raquel Zepeda, Chief Financial Officer