Form 10QSB
period 1999-09-30
COLECCIONES DE RAQUEL INC
filed 1999-11-12
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

           9873 S. Santa Monica Blvd., Beverly Hills, California 90212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                            (310) 203-9240
                                      ---------------------------
                                      (Issuer's telephone number)

                  formerly known as Colecciones de Raquel, Inc.
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes |X|        No|_|

At September 30, 1999, 27,300,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               PAGE

     (a) Balance Sheet (Unaudited) - September 30, 1999 .......................1

     (b) Statements of Operations (Unaudited) - Nine months ended
         September 30, 1999 and 1998 Period from
         Inception (December 1, 1987) to September 30, 1999....................2

     (c) Statements of Operations (Unaudited) - Third Quarter
         ended September 30, 1999 and 1998 and Prior 1999 Second Quarter.......3

     (d) Statement of Stockholder's Equity (Unaudited)Period from
         Inception (December 1, 1987) to September 30, 1999....................4

     (e) Statements of Cash Flows (Unaudited) - Nine months
         ended September 30, 1999 and Period from
         Inception (December 1, 1987) to September 30, 1999....................5

     (f) Notes to Unaudited Financial Statements...............................6

ITEM 2. Management's Discussion and Analysis or
        Plan of Operation......................................................8

PART II - OTHER INFORMATION....................................................9

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)



                                                                      September 30, 1999
                                                                      ------------------
Assets

   Current Assets

         Cash and equivalents                                               $   128,505
         Merchandise Inventory                                                   67,539
         Deposits paid and other assets                                           4,080
                                                                            -----------

         Total Current Assets                                               $   200,124

   Equipment, Furniture & Fixtures, net of accum. depr. $35,014                  12,708
                                                                            -----------

   Total Assets                                                             $   212,832
                                                                            ===========
Liabilities and Stockholders Equity

   Current Liabilities

         Accounts payable & Taxes payable                                   $        48

         Total current liabilities                                          $        48

   Stockholder's equity

         Common stock - $.0001 par value, 50,000,000 shares authorized,
         27,300,000 shares issued and outstanding                                 2,730

         Additional paid in capital                                           1,375,444

         Deficit accumulated during the development stage                    (1,165,390)
                                                                            -----------

         Total stockholder's equity                                             212,784
                                                                            -----------

   Total liabilities and stockholder's equity                               $   212,832
                                                                            ===========

                 See accompanying notes to financial statements                1

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                              Nine months            Inception 12/87 to
                                                             Ended September            September 30,
                                                         1999             1998             1999
                                                         ----             ----             ----

Sales                                                    5,002             6,357            37,383
Cost of Goods Sold                                       1,549             3,285            15,602
                                                    ----------        ----------        ----------

Gross Profit                                             3,452             3,072            21,781

Selling, general, and administrative expenses          137,437           191,719         1,293,870
                                                    ----------        ----------        ----------

(Loss) from operations                                (133,984)         (188,647)       (1,272,089)

Other Income                                             6,102            13,914           110,699

Loss before provision for income taxes                (127,882)         (174,734)       (1,161,390)

Provision for income taxes                                                                  (4,000)

Net Loss                                             ($127,882)        ($174,734)      ($1,165,390)
                                                    ==========        ==========        ==========

Net Loss per share                                       ($.01)            ($.01)          ($.0015)
                                                    ==========        ==========        ==========

Weighted average number of common shares            27,300,000        27,300,000        27,300,000
                                                    ==========        ==========        ==========

                 See accompanying notes to financial statements                2

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                            Three Months               Prior Quarter
                                                           Ended September 30,            June 30,
                                                       1999             1998                1999
                                                       ----             ----                ----

Sales                                                    1,123             1,065             2,437
Cost of Goods Sold                                         424               514               925
                                                    ----------        ----------        ----------

Gross Profit                                               699               552             1,511

Selling, general, and administrative expenses           35,302            59,378            55,668
                                                    ----------        ----------        ----------

(Loss) from operations                                 (34,603)          (58,826)          (54,157)

Interest Income                                          1,648             3,936             1,984


Loss before provision for income taxes                 (32,955)          (54,890)          (52,173)

Provision for income taxes

Net Loss                                              ($32,955)         ($54,890)         ($52,173)
                                                    ==========        ==========        ==========

Net Loss per share                                      ($.002)            ($.01)            ($.04)
                                                    ==========        ==========        ==========

Weighted average number of common shares            27,300,000        27,300,000        27,300,000
                                                    ==========        ==========        ==========

                 See accompanying notes to financial statements                3

                                                                  RAQUEL, INC.
                 [Formerly known as COLECCIONES DE RAQUEL, INC.]
                         (A Developement Stage Company)
                        Statement of Stockholders' Equity
     For the Period from December 1, 1987 (inception) to September 30, 1999
                                   (Unaudited)


                                              Preferred Stock                    Common Stock
                                              ---------------                    ------------
                                                                                                             Additional
                                          Number                             Number                           Paid-In
                                        of Shares         Amount            of Shares          Amount         Capital
                                        ---------         ------            ---------          ------         -------
Net loss for the
  inception through
 December 31, 1992                   $      --      $         --                --      $         --     $         --
Net Loss, 1993                              --                --                --                --               --
                                     ---------      ------------      ------------      ------------     ------------

Balance, Dec. 31, 1993                      --                --                --                --               --
  Common Stock Issued

   In reorganization                        --                --        20,000,000             2,000           34,754
Common Stock Issued in IPO                  --                --         1,000,000               100           90,990
Preferred Stock exchanged for

 Common Stock per IPO 100,000              100       (20,000,000)           (2,000)            1,900               --
Exercise of A Warrants                      --                --         1,000,000               100          249,900
MMI Settlement Agreement                    --                --                --                --               --
Net Loss                                    --                --                --                --               --
                                     ---------      ------------      ------------      ------------     ------------

Balance, Dec. 31, 1994                 100,000               100         2,000,000               200          377,544
Exercise of B Warrants                      --                --         2,000,000               200          999,800
MMI settelement agreement                   --                --                --                --               --
Cash received from MMI                      --                --                --                --               --
Net loss                                    --                --                --                --               --
                                     ---------      ------------      ------------      ------------     ------------

Balance, Dec. 31, 1995                 100,000               100         4,000,000               400        1,377,344
Cash received from MMI                      --                --                --                --               --
Common Stock exchanged
  for Preferred Stock                 (100,000)             (100)       20,000,000             2,000           (1,900)
Net Loss                                    --                --                --                --               --
                                     ---------      ------------      ------------      ------------     ------------


Balance Dec 31, 1996                        --                --        24,000,000      $      2,400     $  1,375,444
Net Loss                                    --                --
                                     ---------      ------------      ------------      ------------     ------------

Balance Dec. 31, 1997                       --                --        24,000,000      $      2,400     $  1,375,444

Common stock issued for                             $                 $  3,300,000               330     $  1,375,444
  consulting services
Net Loss                                            $
                                     ---------      ------------      ------------      ------------     ------------
Balance Dec 31, 1998                                $                 $ 27,300,000             2,730        1,375,444

Net Loss
Balance September, 1999                             $                 $ 27,300,000      $      2,730     $  1,375,444
                                     =========      ============      ============      ============     ============


                                                   Deficit
                                       MMI        During the           Total
                                    Settlement    Development       Shareholder's
                                    Agreement       Stage              Equity
Net loss for the
  inception through
 December 31, 1992                $       --     ($    29,178)     ($    29,178)
Net Loss, 1993                            --           (7,462)           (7,462)
                                  ----------      ------------      ------------

Balance, Dec. 31, 1993                    --          (36,640)          (36,640)
  Common Stock Issued
   In reorganization                      --               --            36,754
Common Stock Issued in IPO                --               --            91,090
Preferred Stock exchanged for
 Common Stock per IPO                     --               --                --
Exercise of A Warrants                    --               --           250,000
MMI Settlement Agreement            (250,000)              --          (250,000)
Net Loss                                  --          (58,052)          (58,052)
                                  ----------      ------------      ------------

Balance, Dec. 31, 1994              (250,000)         (94,692)           33,152
Exercise of B Warrants                    --               --         1,000,000
MMI settelement agreement         (1,000,000)              --        (1,000,000)
Cash received from MMI               849,875               --           849,875
Net loss                                  --         (126,518)         (126,518)
                                  ----------      ------------      ------------

Balance, Dec. 31, 1995              (400,125)         (221,210)         756,509
Cash received from MMI               400,125               --           400,125
Common Stock exchanged
  for Preferred Stock
Net Loss                                  --         (308,137)         (308,137)
                                  ----------      ------------      ------------


Balance Dec 31, 1996              $       --     ($   529,347)     $    848,497
Net Loss                                  --     ($   290,579)     ($   290,579)
                                  ----------      ------------      ------------

Balance Dec. 31, 1997                                (819,926)          557,918

Common stock issued for           $               $                $        330
  consulting services
Net Loss                                             (217,582)         (217,582)
                                  ----------      ------------      ------------
Balance Dec 31, 1998                               (1,037,508)          340,666

Net Loss                                             (127,882)
Balance September, 1999           $              ($ 1,165,389)     $    212,832
                                  ==========     ============      ============

                 See accompanying notes to financial statements                4

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Period from Inception
                                            For the Nine Month Period Ended     December 31, 1987
                                                              September 30,            to Current
                                                                       1999    September 30, 1999
                                                               -----------     ------------------
Cash flows from operating activities

 Net loss                                                      $  (127,882)          $(1,165,389)
Adjustments to reconcile net loss to net cash used in
 operating activities
      Depreciation                                                   7,130                35,014
   (Increase) decrease in
      Inventory                                                      1,052               (67,539)
      Prepaid expenses & other assets                               (2,908)               (1,880)
      Deposits                                                           0                (2,200)
   Increase (decrease) in

      Accounts Payable & accrued expenses                           (4,355)                   47
                                                               -----------           -----------

      Net cash used in operating activities                    $  (121,147)          $(1,201,947)
                                                               -----------           -----------


Cash flows from investing activities
      Purchase of Equipment & Improvements                              (0)              (47,721)

      Net cash used in investing activities                             (0)          $   (47,721)

Cash flows from financing activities
   Proceeds from MMI settlement agreement                               --           $ 1,250,000
   Proceeds from sale of common stock                                   --                91,090
   Payments for offering costs                                          --
Loans & paid-in capital from preferred stockholder                      --                36,754
                                                               -----------           -----------

   Net cash provided by financing activities                            --           $ 1,378,174
                                                               -----------           -----------

   Net increase(decrease) in cash and cash                     ($  121,147)          $   128,505
      equivalents                                              -----------           ===========

Cash & cash equivalents, beginning of period                   $   249,653
                                                               -----------

Cash & cash equivalents, end of period                         $   128,505
                                                               ===========

Interest received                                              $     6,102
                                                               ===========

Taxes paid                                                     $     1,311
                                                               ===========

                 See accompanying notes to financial statements                5

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

1. Business

      Raquel, Inc. (formerly known as Colecciones de Raquel) (The "Company") designs and markets cosmetics, skin care, fragrance, and lingerie. The Company's cosmetics line is specifically designed for golden skin tones such as sallow and olive complexions.

2.  Unaudited financial statements

      The financial statements as of September 30, 1999 and September, 1998 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      Third Quarter revenues were higher than those of 1998 due to increased mail orders. Cost of Goods Sold were also lower due to a decrease in lingerie sales which have a lower profit margin. Selling, general, and administrative expenses for 1999 have continued to decrease due to cut-backs.

      Material Changes in Financial Condition

      During the nine month period ended September 30, 1999 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities.

      The Company's available cash at September 30, 1999 is expected to be sufficient to defray the Company's operating expenses through calendar year 1999.

      Financing

      The Company is currently seeking new financing with several firms in order to obtain working capital.

      Distribution

      Additionally, the Company was certified as a "Minority Vendor" in order to receive special consideration for distribution of its products in major department stores.

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

Item 2. Changes in Securities

      In September 1998, the Company issued 3,300,000 shares of common stock in exchange for consulting services to be performed by two consultants. Both consultants' contracts and services were terminated in 1998 and the Company placed a stop order on the above shares. (See Item 1 above.) Further, in April 1999, one consultant agreed to return 700,000 shares of common stock issued in exchange for consulting services for $4,000 in cash.

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

Item 3. Defaults Upon Senior Securities

      Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Inapplicable.

Item 5. Other Information

      The Company appointed additional board members in November. They are:
      Robert Filiatreaux, Corporate Secretary, Isabel Rodriguez, Director, Noah Luzel Sumpter, Director, and Michael Holguin, Director.

      On October 15, the Company changed its corporate name to Raquel, Inc. Additionally, the Company's stock symbol was changed to "RAQL." Raquel Zepeda, President and CEO issued a press release announcing these changes.

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

                                    RAQUEL, INC.
                                    (FORMERLY KNOWN AS COLECCIONES DE RAQUEL)
                                    (Registrant)

Dated: November 9, 1999             By: /s/ Raquel Zepeda
                                        -------------------------------------
                                    Raquel Zepeda, Chief Financial Officer