Form 10KSB
period 1999-12-31
RAQUEL INC
filed 2000-04-14
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24798

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

      Yes |X|  No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 1999 were $6,897.

      The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the co,mon stock hasn't traded within the past 60 days.

      The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of April 10, 1999 was 24,700,000.

      Documents incorporated by reference: None.

      Transitional Small Business Issuer Format (check one):

      Yes |_|  No |X|

PART I

Item 1. Description of Business.

Business Development.

      RAQUEL, INC. [formerly known as COLECCIONES DE RAQUEL, INC.] (the "Company") was organized under the laws of the State of Nevada on August 6, 1993. As of December 31, 1993, the Company issued 20,000,000 shares of its common stock, $.0001 par value, to Ms. Raquel Zepeda in exchange for the business known as Raquel, Inc., [formerly known as Colecciones De Raquel] ("RAQL") which had been operated by Ms. Zepeda as a sole proprietorship since December 1, 1987. See "Item 12. Certain Relationships and Related Transactions". Unless the context indicates otherwise, the term "Company" includes RAQUEL, INC. [formerly known as COLECCIONES DE RAQUEL, INC.] and RAQL.

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

      In May 1996, the Company entered into a three (3) year lease for a second boutique location in the financial district of downtown Los Angeles. Monthly rent for the 900 square foot storefront is $1,451. The Company offers the same full line of its cosmetics, fragrance, skin care, and lingerie at its downtown location.

      In early 1997 the Company completed its registration of the trademarks for the Company's logo and "Peligro!". On December 10, 1997 the lease for the Beverly Hills location was extended for an additional two years, with no changes in the terms of agreement. The compact disc (see Principal Markets and Marketing Strategy.) was completed in March 1998.

      In April, 1998, the Company introduced its website for sale and promotion of products at www.deraquel.com. In addition, the company has obtained www.raquelinc.com, and plans to introduce www.raquelboutique.com within the near future.

      In May 31, 1998, the Company entered into a sales agreement with Con Estilo Latino. Con Estilo Latino is a seasonal catalogue that sells and promotes various products to Hispanics/Latinos in the United States.

      In June, 1998 the Company entered into agreements with consultants A. R. Hardy& Associates and John W. Vanover for investor relations services and promotion of the Company's stock. These agreements facilitated payment to the consultants via common stock in the Company. Consequently, the Company filed an S-8 and issued 3.3 million shares for payment of these services. However, both contracts were terminated some months thereafter for non-performance. Per the terms of the contract, the Company sought the return of all common stock from John W. Vanover, along with $10,000 cash through the American Arbitration Association. The Company prevailed in December, 1999 the 2.6 million shares issued to John Vanover were canceled.

      A settlement was signed between the Company and A. R. Hardy & Associates on April 1, 1999 in which the Company will paid $4,000 for services in stead of the 700,000 shares. In May, 1999 a separate agreement with Ms. Hardy for investor relations was signed. A dispute over services has occurred, and the Company believes that litigation is imminent.

      In mid-September, the Company laid off two employees, Elizabeth A. Tovar and Josephina Vettorazzi, in an effort to decrease the Company's losses. These cut-backs reduced the Company's costs by $4,300 monthly, or 21%. As of October, 1998, the Company has used contract employees to manage sales at the Downtown boutique.

      The Company changed its corporate name from Colecciones de Raquel, Inc. To Raquel, Inc. on October 14, 1999. Additionally, its trading symbol was changed to "RAQL."

      In November, 1999 the Company appointed four new members to its Board of Directors. They are: Robert L. Filiatreaux, Michael Holguin, Isabel Lorraine Rodriguez, and Noah Luzel "Lou" Sumpter.

      In January, 2000 the Company appointed Edward A. Rose, Jr. as vice president, chief financial officer, general counsel, and director.

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

      During the course of developing the Company's cosmetic line, Ms. Zepeda also designed other products intended to complement its cosmetic line, including a skin care line. Additionally, Ms. Zepeda is working on the design of "-Peligro!", a man's fragrance which the Company plans to launch in early 1999. Ms. Zepeda previously designed the fragrance which the Company is marketing under the trademarked name, "Sabor A Mi, Melody of Eternal Passion". As a complement to its cosmetics, skin care and fragrance products, the Company is also offering a small selection of lingerie at its showroom boutique location.

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

      Principal Markets and Marketing Strategy.

      The Company believes that the principal market for its cosmetic and fragrance products is among Hispanic women in the U.S. and Latin America. During the near term, the Company intends to concentrate on marketing its products in the Los Angeles, California area which contains a large and growing number of Hispanics. Eventually, the Company plans to extend its distribution nationally and internationally. Approximately 3.8 million Hispanics reside in the Los Angeles, California area and comprise approximately 19% of the entire United States Hispanic population. Simmons Hispanic II Study projected that by the year 2005 the U.S. Hispanic market will comprise the largest minority group in the United States. According to McGraw-Hill's 1995 Hispanic Consumer Market Report, Hispanics buying power for 1997 was estimated at $357 billion in the U.S. This report also estimated that Hispanics spent $6 billion on Personal Care Products and Services. (This market segment includes cosmetics, fragrance and skin care.) Latin America`s cosmetic market was $5.9 billion and expected to increase to $7.6 billion by 1998, according to Euromonitor International.

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

      Following the initial public offering, the Company advertised its products on a limited basis through print advertising in selected Spanish language magazines and through radio advertising which featured its Sabor A Mi, Melody of Eternal Passion fragrance. The Company has discontinued all magazine advertisements, except for advertisements in Latina Magazine and Hispanic Business. The Company is principally pursuing some radio advertising on Spanish language stations which has yielded a more positive customer response. Additionally, a website has been established on the Internet to promote both the product line and stock (www.deRaquel). All advertisements include the Company's toll-free number and website address. Also, product samples are available to potential customers as a part of its promotional efforts.

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

      Distribution.

      On May 30, 1998, the Company entered into a sales agreement with Con Estilo Latino. Con Estilo Latino produces seasonal catalogues that sell and promote various products to Hispanics/Latinos in the United States. Additionally, the Company continues to sell its products through its two locations in Beverly Hills, and the internet site at www.raquelinc.com.

      Further, as of March, 1999, the Company was certified as a minority vendor by the Southern California Regional Purchasing Councils, Inc. This association assists minority companies in obtaining distribution with many large companies such as large department store chains. The Company continues to approach local boutiques for sales and distribution of its products.

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

      Patents and Trademarks.

      In December, 1999, the Company applied for the tradenames "Chi'ca Beverly Hills" and "Yoohoo." Chi'ca Beverly Hills will be marketed as a mass-market teen line, along with the fragrance, Yoohoo. (See Exhibit "10.21" attached hereto.)

      The Company has obtained the trademarks for the following: "-Peligro!" (extension filed on February of 1998, for future use), its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," and the Company logo. Additionally, copyrights are held for the following: Color Me Golden, a beauty guide for golden skin tones; Sound Recording for "Sabor A Mi," the Company's logo, the Compact Disc and its product brochure.

      The formulas for the fragrances "Sabor A Mi" and "-Peligro!" were developed by Ms. Zepeda for the Company and are the proprietary formulas of the Company. There are no other proprietary rights or information, including formulas, held by the Company for any of its products.

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

      Employees.

      As of December 31, 1999, the Company employed one (1) person full time. The Company may hire additional part-time secretarial and retail sales employees depending on its level of operations.

      In January, 2000 the Company entered into an employment agreement with Edward A. Rose, who will be acting as Vice President, General Counsel, and Chief Financial Office; elected to the Board of Directors. Mr. Rose's extensive experience encompasses over twenty years in finance and law, including positions with several Fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing business litigation and tax attorney in California and was admitted to the State Bar in 1995. Further, he is an adjunct professor of accounting and taxation at National University. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA's. (See Exhibit "10.22" attached hereto.)

      The Company may engage consultants to assist it in various aspects of its business. See "Item 9. Directors, Executive Officers, Promoters and Control Persons".

Item 2. Description of Property.

      The Company maintains its principal offices in a 700 square foot store front located at 9873 S. Santa Monica Blvd., Beverly Hills, California. The space is a combined office and showroom which the Company leased for two years commencing in September 1995 at a monthly rent of $1,100 per month. This lease was renewed for two additional years until October 9, 1999, which expired. Currently, the Company is on a month-to-month basis.

      In May 1996 the Company entered into a three-year lease for a second boutique location in the financial district of downtown Los Angeles. Monthly rent for the 900 square-foot storefront is $1,451. In July, 1999 the lease expired and the Company vacated the premises.

Item 3. Legal Proceedings.

      In September of 1998, the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration was for the return of $10,000 in cash and stock certificates for 2.6 million Company common shares. The Company prevailed on its complaint and was awarded $10,000, interest, costs of suit, and return of 2.6 million shares which were canceled.

      Currently, the Company is in a dispute with Angela Z. Hardy for the return of S-8 stock issued to her for investor relations services. The Company anticipates litigation is imminent.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Prior to the completion of the Company's initial public offering, there was no trading activity in the Company's common stock. The Company believes that certain market makers began quoting prices for the shares of the Company's common stock following the Company's initial public offering which closed in August 1994. The Company's common stock may be traded in the over-the-counter market and quoted in what are commonly referred to as the National Quotation Bureau's "pink sheets" or the OTC "Electronic Bulletin Board", which reports quotations by brokers or dealers in particular securities. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in the Company's stock is reported under the symbol RAQL.

      The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock for the last 5 years.

      In December, 1998, Olsen Payne & Company filed a 15c2-11 on behalf of the Company to restore trading of the Company stock on the OTC. The stock commenced trading in June of 1999.

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

      First Quarter                             No Bid    No Bid     None   None
      Second Quarter                            No Bid    No Bid     None   None
      Third Quarter                             No Bid    No Bid     None   None
      Fourth Quarter                            No Bid    No Bid     None   None

Year Ended December 31, 1999              Closing Bid             Closing Ask

                                                High      Low        High   Low
                                                ----      ---        ----   ---

      First Quarter                             No Bid    No Bid     None   None
      Second Quarter                            No Bid    No Bid     None   None
      Third Quarter                             1.63      .125       2      .156
      Forth Quarter                             .08       .015       .125   .025

      These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

      As of December 31, 1999, there were 1,014 record holders of the Company's common stock.

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

      As of December 31, 1999, there were 24,700,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 19,648,000 shares, Ms. Zepeda will continue to be able to elect all of the Company's directors and continue to control the Company. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

      The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

      The Company's available cash position at December 31, 1999 may not be sufficient to cover the Company's operating expenses through calendar year 2000. The Company is currently seeking a second round of financing to obtain working capital.

      The proceeds for this second round of financing would be to increase the marketing of its products through proprietary kiosks in shopping malls. Additionally, the Company has created a new mass-market teen line, Chi'ca Beverly Hills and fragrance Yoohoo.

      Further, the Company is negotiating a contract with marketer for a network of independent pharmacies for distribution of all its products.

Material Changes in Financial Condition

      The Company had cash and cash equivalents of $99,363 at December 31, 1999.

      Through December 31, 1999, revenues from operations continued to be insufficient to support the selling, general and administrative expenses of the Company. At such time as the settlement agreement proceeds are exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately achieve profitable operations.

Material Changes in Results of Operations

      The Company's selling, general and administrative expenses decreased 25% by $60,709 during the year ended December 31, 1999. The decrease was attributable primarily to the closing of the downtown boutique, nd the reduction of accounting fees.

      The Company's business operations during the year ended December 31, 1999 resulted in only minimal revenues. Revenues were up 17% due to catalogue sales. Interest income also decreased, as the Company's cash decreases. Management does not believe that historical revenues, operating margins or expenses for the period ended December 31, 1999 were indicative of future operating results.

      The Company is unable to predict when, if ever, the Company will generate sufficient revenues from operations in excess of its cost of goods sold and selling, general and administrative expenses.

Item 7. Financial Statements.

          RAQUEL, INC. [FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.]
                         (A Development Stage Company)
                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants ........................F2

Balance Sheets as of December 31, 1999 ....................................F3

Statements of Operations for the years ended December 31,
1999 and 1996 and for the period from December 1, 1987
(Inception) through December 31, 1999 .....................................F4

Statements of Stockholders' Equity for the period from
December 1, 1987 (Inception) to December 31, 1999 .........................F5

Statements of Cash Flows for the years ended December 31,
1999 and 1996 and for the period from December 1, 1987
(Inception) through December 31, 1999 .....................................F6

Notes to Financial Statements .............................................F7-13

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors and executive officers of the Company are as follows:

         Name                           Age          Position
         ----                           ---          --------

         Raquel Zepeda                  48           President and Chairman
         Edward A.  Rose, Jr.           48           Vice President and Director
         Robert Filiatreaux             38           Corporate Secretary
         Michael Holguin                46           Director
         Lou Sumpter                    50           Director

      Directors serve until the next annual meeting of shareholders and until their successors have been elected and have been qualified. Officers serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have been qualified.

      RAQUEL ZEPEDA, has served as President and as a director of the Company since its inception on August 6, 1993 and as the Treasurer of the Company since August 1995. Ms. Zepeda established RAQL as a sole proprietorship in 1987. See "Business". From July 1993 to July 1994, Ms. Zepeda was employed as a legal secretary by the law firm of Rosky, Landau, Stall & Sheehy. From July 1992 to July 1993 she was employed in a similar capacity by the law firm of Turner, Gerstenfeld, Wilk, Tigerman & Young. From April 1988 to July 1992, Ms. Zepeda was employed as a temporary legal secretary by various law firms in the Los Angeles, California area. None of the law firms that employed Ms. Zepeda has any relation to the Company.

      EDWARD A. ROSE, JR., has served the Company since January, 2000 when they entered into an employment agreement. He will be acting as Vice President, General Counsel, and Chief Financial Office; and member to the Board of Directors. Mr. Rose's extensive experience encompasses over twenty years in finance and law, including positions with several Fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing business litigation and tax attorney in California and was admitted to the State Bar in 1995. Further, he is an adjunct professor of accounting and taxation at National University. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA's.

      Robert Filiatreaux, has served as Corporate Secretary for the Company since August, 1999. He is currently working as Director of Sales for Gazeta Mercantil, a leading Brazilian media conglomerate, and having worked for Hispanic Business magazine for seven years, has substantial experience with the Latin and Hispanic markets. Additionally, he is a member of the Advertising Clubs of Los Angeles, New York, and Detroit; the Public Relations Society of America, and National Investor Relations Institute, among others.

      Michael Holguin is the Marketing Director of Latin Style , "The Latin Arts and Entertainment Magazine." Having worked with KLVE, Los Angeles' top Spanish radio station, Mr. Holguin's expertise is extensive in the Latin entertainment market.

      Noah Luzel "Lou" Sumpter is president of NLS Associates and RAM International, world-wide cosmetics marketers, including distribution in Southeast Asia, Australia, New Zealand, and Europe. Previously, Mr. Sumpter was president of Metrin International, a Canadian-based manufacturer of skin care products. Mr. Sumpter has over twenty years of experience in the sales, distribution and manufacturing of cosmetics.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. During each of the fiscal years ended December 31, 1999, and 1996, each of the directors and officers filed the required Form 3.

Item 10. Executive Compensation.

      Compensation of Officers. No executive officer of the Company was paid cash or non-cash compensation in excess of $100,000 during calendar year 1999, 1997, or 1996 and the Company had and has no compensation plans in place and no officer has received non-cash compensation, other than employee benefits made available to all employees of the Company. The following table sets forth the cash compensation paid by the Company to its chief executive officer for services rendered during calendar years 1999, 1998, 1997, 1996, and 1995.

                                                Annual Compensation (1)
                                                -----------------------
     Name and                                                       Other Annual
Principal Position             Year      Salary ($)    Bonus ($)    Compensation
------------------             ----      ----------    ---------    ------------

Raquel Zepeda, President       1999       60,000         ---            ---
                               1998       65,000         ---            ---
                               1997       65,000         ---            ---
                               1996       60,000         ---            ---
                               1995       50,000*        ---            ---

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

      Compensation of Directors. Directors have received 10,000 shares of common stock as compensation for their services.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting stock as of December 31, 1999:

                                       Amount and                     Percent of
                 Name and Address of   Nature of          Percent of  all Voting
Title of Class   Beneficial Owner      Beneficial Owner   Class       Classes
--------------   -------------------   ----------------   ----------  ----------

Common Stock     Raquel Zepeda         19,648,000 shares  83%         83%
                   9873 S. Santa       owned directly
                   Monica Blvd.
                   Beverly Hills, CA

      As of December 31, 1999, there were 24,700,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, the Company has securities outstanding with an aggregate of 24,700,000 votes.

      Security Ownership of Management. The following table sets forth as to each class of equity securities of the Company beneficially owned by all of the Company's directors and nominees, each of the named executive officers and by all of the Company's directors and executive officers as a group:

                                                 Amount and
                  Name and Address of            Nature of            Percent of
Title of Class    Beneficial Owner               Beneficial Owner     Class
--------------    -------------------            ----------------     ----------

Common Stock      Raquel Zepeda                  19,648,000 shares    83%
                  9873 S. Santa                  owned directly
                  Monica Blvd.
                  Beverly Hills, CA

Common Stock      Robert Filiatreaux             10,000 shares        .004%
                  9873 S. Santa

                  Monica Blvd.
                  Beverly Hills, CA

Common Stock      Michael Holguin                10,000 shares        .004%
                  9873 S. Santa
                  Monica Blvd.
                  Beverly Hills, CA

Common Stock      Lou Sumpter                    10,000 shares        .004%
                  15780 McBeth Rd.
                  S.Surrey, BC V4A5x3

Common Stock      All executive officers and     19,648,000 shares    83%
                  directors as a group
                  (4 persons)

      Changes in Control.. Other than the Employment Agreement with Ms. Zepeda, there are no agreements, arrangements, or pledges of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

      Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

      (a) Exhibits and Index of Exhibits.

      Exh.
      No.         Description
      ----        -----------

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

      3.8 Certificate amending articles of incorporation changing the corporate name from Colecciones de Raquel, Inc. to Raquel, Inc.

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

      Exh.
      No.         Description
      ----        -----------

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

      Exh.
      No.         Description
      ----        -----------

      10.11 Distribution Agreement between Raquel, Inc. [formerly known as Colecciones de Raquel, Inc.] and R-Town Entertainment incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

      10.12 Trademark No. 2,050,606 for "Raquel, Inc. [formerly known as Colecciones de Raquel, Inc.] Face Logo" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998..

      10.13 Certificate of Copyright Registration VA 736-099 for "RAQL Mark
            (Logo)" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

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

      10.19 Contract with Con Estilo Latino

      10.20 Contracts with A.R. Hardy & Associates and John W. Vanover incorporated herein by reference from Form S-8 filed on June 17, 1998 (File No. 333-57061)

      10.21 Trademark applications for "Chi'ca Beverly Hills" and "Yoohoo."

      10.22 Employment agreement with Edward A. Rose, Jr.

      (b)   Reports on Form 8-K.

            On December 10, 1999 the Board of Directors voted to change its current auditors to Oppenheim and Ostrick, CPA's. Consequently, the Company filed an 8K on December 16, 1999.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2000            RAQUEL, INC.
                                 [formerly known as COLECCIONES DE RAQUEL, INC.]


                                 By: /s/Raquel Zepeda
                                     -------------------------------------------
                                     Raquel Zepeda, President, Chief Executive
                                       Officer & Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/s/ Edward A.  Rose          Vice-president (Chief Financial      April 12, 2000
--------------------------   Officer and Director)
EDWARD A.  ROSE, JR.

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Oppenheim & Ostrick, CPA's, Independent Auditors ..................F-2

Balance Sheet as of December 31, 1999 .......................................F-3

Statement of Income for the Years Ended December 31, 1998
and 1999 ....................................................................F-4

Statement of Stockholders' Equity for the Years Ended
December 31, 1998 and 1999 ..................................................F-5

Statement of Cash Flows the Years Ended December 31,
1998 and 1999 ...............................................................F-6

Notes to Financial Statements ........................................F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Raquel, Inc.
(Formerly Known as Colecciones de Raquel, Inc.)
(A Development Stage Company)
Beverly Hills, California

We have audited the accompanying balance sheet of Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statement of Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) as of December 31, 1998 and the statements of operations, stockholders' equity, and cash flows from December 1, 1987 (inception) to December 31, 1998 were audited by other auditors whose report dated March 25, 1999 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the audit report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Raquel, Inc. (Formerly Known as Colecciones de Raquel, Inc.) as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, and the period from December 1, 1987 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company incurred a net loss of $169,677 during the year ended December 31, 1999, and a net loss of $1,207,185 from inception on December 1, 1987 until December 31, 1999. The Company's significant operating losses raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Culver City, California
March 2, 2000

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

Current assets:
  Cash                                               $    99,363
  Inventory                                               61,796

  Prepaid expenses and other receivable                    3,188
                                                      ----------
       Total current assets                                            $ 164,347

Property and equipment                                    47,721
  Less accumulated depreciation                          (35,086)
                                                      ----------
       Net property and equipment                                         12,635

Other assets:
  Deposits                                                 2,200
                                                      ----------
       Total other assets                                                  2,200
                                                                       ---------
                                                                       $ 179,182
                                                                       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                         8,193

       Total current liabilities                                       $   8,193

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding
  Common stock, $.0001 par value, 50,000,000
    shares authorized, 24,700,000 shares issued
    and outstanding                                        2,470
  Additional paid-in capital                           1,375,704
  Accumulated deficit                                 (1,207,185)
                                                      ----------

        Total stockholders' equity                                       170,989
                                                                       ---------
                                                                       $ 179,182
                                                                       =========

                 See the accompanying notes and auditors' report which are integral parts of this balance sheet

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                      For the Years          From Inception on
                                    Ended December 31,    December 1, 1987 Until
                                    1999         1998       December 31, 1999
                                    ----         ----       -----------------

Sales                            $   6,569    $   5,882       $    38,950

Cost of goods sold                   8,274        2,899            22,327
                                 ---------    ---------       -----------

Gross profit (loss)                 (1,705)       2,983            16,623

Sell, general and
administrative expenses            177,683      239,819         1,334,116
                                 ---------    ---------       -----------

Loss from operations              (179,388)    (236,836)       (1,317,493)

Other income:
  Interest income                    7,511       17,092            89,146
  Litigation settlement                  0            0            20,000
  Miscellaneous                      3,000        2,962             5,962
                                 ---------    ---------       -----------

    Total other income              10,511       20,054           115,108
                                 ---------    ---------       -----------

Loss before income taxes          (168,877)    (216,782)       (1,202,385)

Provision for income taxes             800          800             4,800
                                 ---------    ---------       -----------

Net loss                         $(169,677)   $(217,582)      $(1,207,185)
                                 =========    =========       ===========

Basic loss per share             $   (0.01)   $   (0.01)
                                 =========    =========

Diluted loss per share           $   (0.01)   $   (0.01)
                                 =========    =========

Weighted-average common
shares outstanding              26,000,000   24,350,000
                                ==========   ==========

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 Deficit
                                                  Additional   During the
                                  Common Stock     Paid-in     Development
                               Shares     Amount   Capital        Stage       Total
                               ------     ------   -------        -----       -----

Balance, December 31, 1997   24,000,000  $ 2,400  $1,375,444  $  (819,926)  $ 557,918

Common stock issued
  for consulting services     3,000,000      330                                  330

Net loss                                                         (217,582)   (217,582)
                             ----------  -------  ----------  -----------   ---------

Balance, December 31, 1998   27,300,000    2,730   1,375,444   (1,037,508)    340,666

Common stock cancelled       (2,600,000)    (260)        260                        0

Net loss                                                         (169,677)   (169,677)
                             ----------  -------  ----------  -----------   ---------
                             24,700,000  $ 2,470  $1,375,704  $(1,207,185)  $ 170,989
                             ==========  =======  ==========  ===========   =========

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                 For the Years        From Inception on
                                               Ended December 31,   December 1, 1987 Until
                                               1999         1998      December 31, 1999
                                               ----         ----      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $(169,677)   $(217,582)     $(1,207,185)
  Adjustment to reconcile net loss to
    net cash used on operating activities:
    Depreciation                                7,202        9,063           35,086
    Common stock issued for consulting
      services                                      0          330                0
  (Increase) decrease in:
    Inventory                                   6,795        4,469          (61,796)
    Prepaid expenses and other assets           1,600        1,982           (3,188)
    Deposits                                        0          (70)          (2,200)
  Increase (decrease) in:
    Accounts payable and accrued
      liabilities                               3,790       (6,265)           8,193
                                            ---------    ---------      -----------

     Net cash used in operating activities   (150,290)    (208,073)      (1,231,090)
                                            ---------    ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                             0       (3,213)         (47,721)
                                            ---------    ---------      -----------

     Net cash used in investing activities          0       (3,213)         (47,721)
                                            ---------    ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from MMI settlement agreement            0            0        1,250,000
  Proceeds on sales of common stock                 0            0           91,420
  Loans and paid-in capital from preferred
    stockholder                                     0            0           36,754
                                            ---------    ---------      -----------

     Net cash provided by financing
       activities                                   0            0        1,378,174
                                            ---------    ---------      -----------

     Net increase (decrease) in cash and
       cash equivalents                      (150,290)    (211,286)          99,363

     Cash and cash equivalents, beginning
       of period                              249,653      460,939                0
                                            ---------    ---------      -----------

     Cash and cash equivalents, end of
       period                               $  99,363    $ 249,653      $    99,363
                                            =========    =========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash received during the year for
    interest                                $   7,511    $  17,092      $    89,146
                                            =========    =========      ===========

  Cash paid during the year for income
    taxes                                   $      800   $     800      $     4,800
                                            ==========   =========      ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
  2,600,000 shares of Common stock
  cancelled                                 $      260   $       0      $       260
                                            ==========   =========      ===========

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. Summary of significant accounting policies:

      Organization and line of Business

      Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) the "Company" was organized under the laws of the state of Nevada on August 6, 1993. As of March 31, 1994, the Company issued 20,000,000 shares of its common stock for the business known as Colecciones de Raquel, Inc. in a reorganization of entities under common control accounted for at historic cost in a manner similar to pooling of interest accounting as the Company's sole stockholder was the sole proprietor of the predecessor business. Accordingly, the accompanying financial statements and notes include the accounts of Colecciones de Raquel, Inc. since its inception on December 1, 1987.

      The Company intends to market and sell a line of cosmetics, skin care, and fragrance products which it believes will have appeal to sallow to olive-skinned women. Through December 31, 1999, the Company was primarily involved in preliminary marketing efforts and had not achieved significant sales of its products. Therefore, in accordance with Statement of Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is accounted for as a development stage company.

      Recently Issued Accounting Pronouncements

      SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

      SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have material effect, if any, on its financial position or results of operations.

      SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

      Cash and Cash Equivalents

      For purpose of the statement of cash flows, cash equivalents include amounts invested in a money market account with a high-quality financial institution.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. Summary of significant accounting policies (cont'd):

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

      Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising costs were $9,682 and $3,247 for the years ended December 31, 1999 and 1998, respectively.

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

      Net loss Per Share

      For the year ended December 31, 1999, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basis earnings peer share and diluted earnings per share are the same.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. Summary of significant accounting policies (cont'd):

      Comprehensive Income

      For the year ended December 31, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during the period from non-owner courses. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

      Fair Value of Financial Instruments

      The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Cash and Cash Equivalents:

      The Company maintains cash deposits in banks and in financial institutions located in Southern California. Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Deposits in a money market account with a financial institution are insured by the Securities Investor Protection Corporation ("SPIC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

3. Common and Preferred Stock Transactions:

      As part of an initial public offering in August 1994, the Company Issued 1,000,000 Units of securities for an aggregate offering price of $100,000. Each Unit consist of one share of common stock and one A Warrant. Each A Warrant entitles the holder one share of common stock and two B Warrants. Each B Warrant entitles the holder to one share of common stock and one C Warrant.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3. Common and Preferred Stock Transactions (cont'd):

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

      In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation ("MMI"), which purchased and resold the shares following their exercise by third-party entities. MMI has expressly denied any involvement in the exercise of the A Warrants and B Warrants. Solely for the purpose of protecting and preserving its investment in the Shares and its reputation and goodwill MMI agreed to pay the Company the exercise price of the A Warrants ($250,000) and B Warrants ($1,000,000).

      The Company has agreed within one year of the Agreement to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares which could have been purchased upon exercise of the C Warrants which were issued upon exercise of the B Warrants and subsequently cancelled by the Company. As part of the agreement with MMI, the Company has consented to MMI commencing legal proceedings in the name of MMI against third parties to recover MMI's damages suffered as result of or in connection with MMI's purchase of the Shares and has agreed to assist and cooperate with MMI in any such action. The agreement has expired and MMI has not purchased an additional 1,000,000 shares of common stock.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3. Common and Preferred Stock Transactions (cont'd):

      Series A Convertible Preferred Stock

      The preferred stock has a redemption price and liquidating value of $.001 per share (aggregate $1,000) and is not entitled to dividends. Under limited circumstances the Company may elect to redeem the preferred stock. If such an election is made, all outstanding shares of preferred stock must be redeemed. Upon liquidation, dissolution, or winding up of the affairs of the Company, each share of preferred stock is entitled to receive its par vale of $.001 before any distributions are made to holders of common stock.

      In June 1996, the Company retired 100,000 shares of Series A convertible preferred stock which was exchanged for 20,000,000 shares of common stock.

      Issuance and Cancellation of Common Stock

      In June 1998, the Company issued 2,600,000 shares of common stock in exchange for consulting services to be performed. In addition, upon signing of the agreement, the Company paid out-of-pocket expenses of $15,000 for the first three months. In July, 1998, the Company placed a stop trade order on the above shares. In August 1999, the Company under went arbitration proceedings with the above individual who allegedly failed to deliver performance according to the contractual agreement and was awarded with the return of the 2,600,000 shares of common stock and $10,000. The Company later cancelled the 2,600,000 shares of common stock, and will be filing a judgement with the court in order to collect the $10,000. The Company estimates the probability of collecting the debt is about 50%. Considering the legal cost that may incur in the attempt to collect, the Company booked $3,000 in its other receivable as of December 31, 1999.

      Incentive Stock Option Plan

      The Company has adopted an Incentive Stock Plan (the "Plan"). The Plan authorizes the granting of options to employees of the Company to purchase an aggregate of $500,000 shares of common stock at no less than the fair market value of the common stock at the date the option is granted. For owners of 10% or more of the voting power of the Company's stock, the option price must be at least 10% or more of the fair market value of the common stock at the date the option is granted. No option mat be granted after August 6, 2003. No options have been granted under the Plan to date.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

4. Income Taxes:

      The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 1998, the Company has approximately 1,162,000 and 1,159,000 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2018 and 2003, respectively. For the years ended December 31, 1999 and 1998, the provision for income taxes represents the minimum state franchise tax.

      The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at December 31, 1999.

      Loss carryforwards                                    $ 465,000
      Valuation allowance                                     465,000
                                                            ---------
                 Deferred tax assets                        $       0
                                                            =========

      The valuation allowance has been increased by approximately $69,800 during the year ended December 31, 1999.

5. Going Concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements indicate that the Company incurred a net loss of $169,677 during the year ended December 31, 1999, a net loss of $1,207,185 from inception on December 1, 1987 until December 31, 1999. The Company's significant operating loss raise substantial doubt about its ability to continue as a going concern. Management's plan is to raise up to 52,000,000 of equity through private placements. The Company plans to market its products to upscale independent retail pharmacies and sell at Kiosks in regional malls.

6. Commitments and Contingencies:

      Leases

      The Company leases its office and retail facilities on a month-to-month basis since October 10, 1999 and the total rent expense for the years ended December 31, 1999 and 1998 was $23,505 and $30,614, respectively.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6. Commitments and Contingencies (cont'd):

      Employment Agreement

      The Company has entered into an employment agreement with an officer expiring August 1999 with an aggregate annual salary of $60,000, increasing at the beginning of each subsequent calendar year by the Consumer Price Index. In addition, the employee is entitled to incentive compensation each year to be determined by the Company's Board of Directors.

      The employment agreement has been on a month-to-month basis since September 1999.

7. Subsequent Event:

      In April 1999, the consultant agreed to return the 700,00 shares of common stock issued in exchange for consulting services for $4,000 in cash. As of December 31, 1999 the 700,000 shares are still pending cancellation.

      In January 2000, the Company has entered into an employment agreement with another officer expiring January 2001 renewable annually. As full and complete compensation, the Company will pay 1,667 shares of common stock for each hour the employee performs his duties, and one (1) share of common stock for each $10 of net sales generated up to a maximum of 1,000,000 common shares if the employees is successful in developing sales distribution. The Employee will also be given 10,000 shares as a member of the Board of Directors.

                        See accompanying auditors' report