Form 10KSB/A
period 1999-12-31
RAQUEL INC
filed 2000-05-15
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                 AMENDMENT NO. 1

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the common stock hasn't traded within the past 60 days.

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

Dated: May 12, 2000              RAQUEL, INC.
                                 [formerly known as COLECCIONES DE RAQUEL, INC.]


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

Signature


/s/ Edward A.  Rose          Vice-president (Chief Financial       May 12, 2000
--------------------------   Officer and Director)
EDWARD A.  ROSE, JR.

                                                                     AMENDMENT 1

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----

Report of Oppenheim & Ostrick, CPA's, Independent Auditors      F-2

Balance Sheet as of December 31, 1999                           F-3

Statement of Income for the Years Ended December 31, 1998
and 1999                                                        F-4

Statement of Stockholders' Equity for the Years Ended
December 31, 1998 and 1999                                      F-5

Statement of Cash Flows the Years Ended December 31,
1998 and 1999                                                   F-6

Notes to Financial Statements                                F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Raquel, Inc.
(Formerly Known as Colecciones de Raquel, Inc.)
(A Development Stage Company)
Beverly Hills, California

We have audited the accompanying balance sheet of Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and the period from December 1, 1987 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statement of Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) as of December 31, 1998 and the statements of operations, stockholders' equity, and cash flows from December 1, 1987 (inception) to December 31, 1998 were audited by other auditors whose report dated March 25, 1999 expressed an unqualified opinion on these statements.

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

                                                      OPPENHEIM & OSTRICK, CPA'S

Culver City, California
March 2, 2000

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

Current assets:
  Cash                                                          $    99,363
  Inventory                                                          61,796
  Prepaid expenses and other receivable                               3,188
                                                                -----------
       Total current assets                                                      $ 164,347

Property and equipment                                               47,721
  Less accumulated depreciation                                     (35,086)
                                                                -----------
       Net property and equipment                                                   12,635

Other assets:
  Deposits                                                            2,200
                                                                -----------

       Total other assets                                                            2,200
                                                                                 ---------
                                                                                 $ 179,182
                                                                                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                    8,193

       Total current liabilities                                                 $   8,193

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding
  Common stock, $.0001 par value, 50,000,000
    shares authorized, 24,700,000 shares issued
    and outstanding                                                   2,470
  Additional paid-in capital                                      1,375,704
  Accumulated deficit                                            (1,207,185)
                                                                -----------
        Total stockholders' equity                                                 170,989
                                                                                 ---------
                                                                                 $ 179,182
                                                                                 =========

                 See the accompanying notes and auditors' report which are integral parts of this balance sheet

                                  RAQUEL, INC.
                     (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                         For the Years                 From Inception on
                                        Ended December 31,          December 1, 1987 Until
                                     1999               1998           December 31, 1999
                                ------------       ------------     ----------------------
Sales                           $      6,569       $      5,882            $    38,950

Cost of goods sold                     2,549              2,899                 16,602
                                ------------       ------------            -----------

Gross profit                           4,020              2,983                 22,348

Sell, general and
administrative expenses              183,408            239,819              1,339,841
                                ------------       ------------            -----------

Loss from operations                (179,388)          (236,836)            (1,317,493)

Other income:
  Interest income                      7,511             17,092                 89,146
  Litigation settlement                    0                  0                 20,000
  Miscellaneous                        3,000              2,962                  5,962
                                ------------       ------------            -----------

    Total other income                10,511             20,054                115,108
                                ------------       ------------            -----------

Loss before income taxes            (168,877)          (216,782)            (1,202,385)

Provision for income taxes               800                800                  4,800
                                ------------       ------------            -----------

Net loss                        $   (169,677)      $   (217,582)           $(1,207,185)
                                ============       ============            ===========

Basic loss per share            $      (0.01)      $      (0.01)
                                ============       ============

Diluted loss per share          $      (0.01)      $      (0.01)
                                ============       ============

Weighted-average common
shares outstanding                26,000,000         24,350,000
                                ============       ============

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


                                                                                         Deficit
                                                                       Additional       During the
                                          Common Stock                  Paid-in        Development
                                    Shares            Amount            Capital            Stage           Total
                                  ---------        -----------          -------        -----------       ---------
Balance, December 31, 1997        24,000,000       $     2,400       $ 1,375,444       $  (819,926)      $ 557,918

Common stock issued
  for consulting services          3,000,000               330                                                 330

Net loss                                                                                  (217,582)       (217,582)
                                  ----------       -----------       -----------       -----------       ---------

Balance, December 31, 1998        27,300,000             2,730         1,375,444        (1,037,508)        340,666

Common stock cancelled            (2,600,000)             (260)              260                                 0

Net loss                                                                                  (169,677)       (169,677)
                                  ----------       -----------       -----------       -----------       ---------
                                  24,700,000       $     2,470       $ 1,375,704       $(1,207,185)      $ 170,989
                                  ==========       ===========       ===========       ===========       =========

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                      For the Years             From Inception on
                                                                    Ended December 31,        December 1, 1987 Until
                                                                   1999              1998       December 31, 1999
                                                                -----------      ------------ ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(169,677)      $  (217,582)      $(1,207,185)
  Adjustment to reconcile net loss to
    net cash used on operating activities:
    Depreciation                                                     7,202             9,063            35,086
    Common stock issued for consulting
      services                                                           0               330                 0
  (Increase) decrease in:
    Inventory                                                        6,795             4,469           (61,796)
    Prepaid expenses and other assets                                1,600             1,982            (3,188)
    Deposits                                                             0               (70)           (2,200)
  Increase (decrease) in:
    Accounts payable and accrued
      liabilities                                                    3,790            (6,265)            8,193
                                                                 ---------       -----------       -----------
     Net cash used in operating activities                        (150,290)         (208,073)       (1,231,090)
                                                                 ---------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                  0            (3,213)          (47,721)
                                                                 ---------       -----------       -----------
     Net cash used in investing activities                               0            (3,213)          (47,721)
                                                                 ---------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from MMI settlement agreement                                 0                 0         1,250,000
  Proceeds on sales of common stock                                      0                 0            91,420
  Loans and paid-in capital from preferred
    stockholder                                                          0                 0            36,754
                                                                 ---------       -----------       -----------
     Net cash provided by financing
       activities                                                        0                 0         1,378,174
                                                                 ---------       -----------       -----------
     Net increase (decrease) in cash and
       cash equivalents                                           (150,290)         (211,286)           99,363

     Cash and cash equivalents, beginning
       of period                                                   249,653           460,939                 0
                                                                 ---------       -----------       -----------
     Cash and cash equivalents, end of
       period                                                    $  99,363       $   249,653       $    99,363
                                                                 =========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash received during the year for
    interest                                                     $   7,511       $    17,092       $    89,146
                                                                 =========       ===========       ===========
  Cash paid during the year for income
    taxes                                                        $     800       $       800       $     4,800
                                                                 =========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
  2,600,000 shares of Common stock
  cancelled                                                      $     260       $         0       $       260
                                                                 =========       ===========       ===========

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

5. Going Concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements indicate that the Company incurred a net loss of $169,677 during the year ended December 31, 1999, a net loss of $1,207,185 from inception on December 1, 1987 until December 31, 1999. The Company's significant operating loss raise substantial doubt about its ability to continue as a going concern. Management's plan is to raise equity through private placements. The Company plans to market its products to upscale independent retail pharmacies and sell at Kiosks in regional malls to the Latino market.

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