Form 10QSB
period 2000-03-31
RAQUEL INC
filed 2000-05-17
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                          Yes |X| No |_|

At March 31, 2000, 24,700,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                PAGE
                                                                            ----

      (a)   Balance Sheet (Unaudited) -March 31, 2000 ........................ 1

      (b)   Statements of Operations (Unaudited) - Three months ended
            March 31, 2000 and 1999 Period from Inception
            (December 1, 1987) to March 31, 2000 ............................. 2

      (c)   Statement of Stockholder's Equity (Unaudited) - Period from
            Inception (December 1, 1987) to March 31, 2000 ................... 3

      (d)   Statements of Cash Flows (Unaudited) - Three months ended
            March 31, 2000 and Period from Inception
            (December 1, 1987) to March 31, 2000 ............................. 4

      (e)   Notes to Unaudited Financial Statements .......................... 5

ITEM 2. Management's Discussion and Analysis or Plan of Operation ............ 7

PART II - OTHER INFORMATION .................................................. 8

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)

                                                                     March 31, 2000
                                                                     --------------
Assets

        Current Assets

                Cash and equivalents                                   $    73,014
                Merchandise Inventory                                       61,635
                Deposits paid and other assets                              79,305
                                                                        ----------

                Total Current Assets                                   $   152,319

        Equipment, Furniture & Fixtures, net of accum. depr. $35,086        12,636
                                                                        ----------

        Total Assets                                                   $   164,955
                                                                       ===========

Liabilities and Stockholders Equity

        Current Liabilities
                Accounts payable & Taxes payable                       $     3,016

                Total current liabilities                              $     3,016

        Stockholder's equity
                Common stock - $.0001 par value, 50,000,000 shares
                authorized, 24,700,000 shares issued and outstanding         2,470

                Additional paid in capital                               1,375,444

                Deficit accumulated during the development stage        (1,215,975)
                                                                        ----------

                Total stockholder's equity                                 161,939
                                                                        ----------

        Total liabilities and stockholder's equity                     $   164,955
                                                                       ===========


                 See accompanying notes to financial statements                1

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                           Three months      Inception 12/87 to
                                                           Ended March           March 31,

                                                       2000            1999          2000
                                                   ---------       ---------      ---------

Sales                                                    800           1,804         39,750
Cost of Goods Sold                                       160             228         16,762
                                                   ---------       ---------      ---------

Gross Profit                                             640           1,576         22,988

Selling, general, and administrative expenses         12,293          46,294      1,315,093
                                                   ---------       ---------      ---------

(Loss) from operations                               (11,653)        (44,718)    (1,329,146)

Other Income                                           1,323           2,471        116,431

Loss before provision for income taxes               (10,330)        (42,247)    (1,312,715)

Provision for income taxes                                                           (4,800)

Net Loss                                            ($10,330)       ($42,247)   ($1,217,515)
                                                    ========        ========    ===========

Net Loss per share                                     ($.01)          ($.01)
                                                       =====           =====

Weighted average number of common shares          24,700,000      24,700,000
                                                  ==========      ==========


                 See accompanying notes to financial statements                2

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                                                                Deficit
                                                                 Addt'l         During the
                                Common Stock                     Paid In        Development
                                Shares            Amount         Capital        Stage               Total
                                ------            ------         -------        -----               -----

Balance, December 31, 1997     24,000,0000      $   2,400      $ 1,375,444      $  (819,926)     $   557,918

Common Stock issued for
  consulting services            3,000,000            330                                                330

Net Loss                                                                           (217,582)        (217,582)
                                ----------      ---------      -----------      -----------      -----------

Balance, December 31, 1998      27,300,000          2,730      $ 1,375,444       (1,027,508)         340,666

Common stock cancelled          (2,600,000)          (260)                                                 0

Net Loss                                                                           (169,677)        (169,677)
                                ----------      ---------      -----------      -----------      -----------

Balance, December 31, 1999      24,700,000      $   2,470      $ 1,375,704      $(1,207,185)     $   170,989

Net Loss 1Qtr, 2000             24,700,000      $   2,470                           (10,330)
                                                                                -----------
                                                                                $(1,217,515)


                 See accompanying notes to financial statements                3

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        Period from Inception
                                                   For the Three Month     December 31, 1987
                                                  Period Ended March 31,     to Current
                                                          2000             March 31, 2000
                                                  --------------------   -------------------
Cash flows from operating activities
Net loss                                                  $(10,330)         $(1,203,626)
Adjustments to reconcile net loss to net cash used in
 operating activities
           Depreciation                                         --               35,086
        (Increase) decrease in
           Inventory                                           160              (67,379)
           Prepaid expenses & other assets                 (11,002)             (14,190)
           Deposits                                              0               (2,200)
        Increase (decrease) in
           Accounts Payable & accrued expenses              (5,177)              (5,130)
                                                          --------          -----------

           Net cash used in operating activities          $(26,349)         $(1,257,439)
                                                          --------          -----------

Cash flows from investing activities
          Purchase of Equipment & Improvements                  (0)             (47,721)

          Net cash used in investing activities                 (0)         $   (47,721)

Cash flows from financing activities
        Proceeds from MMI settlement agreement                  --          $ 1,250,000
        Proceeds from sale of common stock                      --               91,090
        Payments for offering costs                             --
Loans & paid-in capital from preferred stockholder              --               36,754
                                                          --------          -----------

        Net cash provided by financing activities               --          $ 1,378,174
                                                          --------          ===========

        Net increase(decrease) in cash and cash           ($26,349)         $    73,014
                equivalents                                                 ===========
Cash & cash equivalents, beginning of period              $ 99,363
                                                          --------

Cash & cash equivalents, end of period                    $ 73,014
                                                          ========

Interest received                                         $  1,323
                                                          ========

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

2. Unaudited financial statements

      The financial statements as of March 31, 2000 and March, 1998 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

4. Legal proceedings

      In September of 1998, the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration is for the return of $10,000 in cash and stock certificates for 2.6 million Company common shares. The basis of the dispute is for non-performance, bad faith, and willful malfeasance. An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint. As a result, 2.6 million shares have been cancelled, additionally, the Company was awarded $10,000, plus cost of suit. These monies have not yet been collected.

      Additionally, the Company entered into an investor relations agreement with Angela Z. Hardy in June, 1999. The Company has a dispute regarding the agreement and anticipates litigation is imminent in this matter.

      Currently, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

5. Leases

      On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. In October, 1997 this lease was renewed for another 2 years. The space is approximately 700 square feet, and the monthly rent is $1,100. This lease expired in October 1999, and the Company has contiued to occupy the premises on a month-to-month basis. In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month. This lease expired on June 30, 1999, and the store has been closed.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

            Material Changes in Results of Operations

            First Quarter revenues were lower than those of 1999. There has been a dramatic drop in Selling, general, and administrative expenses for 2000 due to cut-backs.

            Material Changes in Financial Condition

            During the three month period ended March 31, 2000 the Company's cash position decreased due to the continued low level of sales relative to its cost of operations, and lack of offsetting inflows from financing activities.

            The Company's available cash at March 31, 2000 is expected to be sufficient to defray the Company's operating expenses through calendar year 2000.

            Financing

            The Company is currently seeking new financing with several firms in order to obtain working capital. Additionally, the Company is preparing to file the appropriate documents with the Securities and Exchange Commission for a secondary offering.

            Distribution

            In April, 2000 the Company entered into a distribution agreement with Santa Susana Consultants for distribution into independent pharmacies. The contract specifically calls for performance of distribution in a minimum of 20 stores at the end of a one year period. Currently, the Company's products have been placed into one location and anticipates three additional locations prior to June 30, 2000.

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

            An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint.As a result, 2.6 million shares have been cancelled, additionally, the Company was awarded $10,000, plus cost of suit. These monies have not yet been collected.

            Additionally, the Company entered into an investor relations agreement with Angela Z. Hardy in June, 1999. The Company has a dispute regarding the agreement and anticipates litigation is imminent in this matter.

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

            In December, 1999 2.6 million shares of common stock were cancelled as a result of an action against John Vanover.

Item 3. Defaults Upon Senior Securities

            Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Inapplicable.

Item 5. Other Information

            In January, 2000 the Company appointed Edward A. Rose, Jr. As Chief Financial Officer, General Counsel, and a member to the Board of Directors. Mr. Rose's extensive experience encompasses over twenty years in finance positions with several Fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing attorney in California and was admitted to the State Bar in 1995. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA's.

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

                                        RAQUEL, INC.
                                        (FORMERLY KNOWN AS COLECCIONES
                                           DE RAQUEL)
                                        (Registrant)


Dated: May 16, 2000                     By: /s/ Raquel Zepeda
                                            ------------------------------------
                                            Raquel Zepeda, Chief  Financial
                                              Officer