Form 10QSB
period 2000-06-30
RAQUEL INC
filed 2000-08-22
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 274-0086
                           ---------------------------
                           (Issuer's telephone number)

                  formerly known as Colecciones de Raquel, Inc.
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes |X|           No |_|

At June 30, 2000, 24,700,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                            PAGE
                                                                            ----

      (a)   Balance Sheet (Unaudited) -June 30, 2000  .....................   1

      (b)   Statements of Operations (Unaudited) - Three months
            ended June 30, 2000 and 1999 Period from Inception
            (December 1, 1987) to June 30, 2000... ........................   2

      (c)   Statement of Stockholder's Equity (Unaudited) - Period from
            Inception (December 1, 1987) to June 30, 2000..................   3

      (d)   Statements of Cash Flows (Unaudited) - Three months ended
            June 30, 2000 and Period from Inception (December 1, 1987)
            to June 30, 2000...............................................   4

      (e)   Notes to Unaudited Financial
            Statements.....................................................   5

ITEM 2.     Management's Discussion and Analysis or Plan of Operation......   7

PART II - OTHER INFORMATION ...............................................   8

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                        June 30 , 2000
                                                                        --------------
Assets

     Current Assets

         Cash and equivalents                                             $    48,856
         Merchandise Inventory                                                 61,917
         Deposits paid and other assets                                        12,668
                                                                          -----------

         Total Current Assets                                             $   123,441

     Equipment, Furniture & Fixtures, net of accum. depr $ 39,857               8,162
                                                                          -----------

     Total Assets                                                         $   131,604
                                                                          ===========

Liabilities and Stockholders Equity

     Current Liabilities
         Accounts payable & Taxes payable                                 $     3,410

         Total current liabilities                                        $     3,410

     Stockholder's equity
         Common stock - $.0001 par value, 50,000,000 shares authorized,
         24,700,000 shares issued and outstanding                               2,470

         Additional paid in capital                                         1,375,444

         Deficit accumulated during the development stage                  (1,249,720)
                                                                          -----------

         Total stockholder's equity                                           128,194
                                                                          -----------

     Total liabilities and stockholder's equity                           $   131,604
                                                                          ===========

                 See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                          Six Months            Inception 12/87 to
                                                          Ended June                June 30,

                                                        2000             1999              2000
                                                        ----             ----              ----
Sales                                                    875*           2,437            39,825
Cost of Goods Sold                                       184              925            16,786
                                                ------------     ------------      ------------

Gross Profit                                             691            1,511            23,039

Selling, general, and administrative expenses         46,897           55,668         1,386,738
                                                ------------     ------------      ------------

(Loss) from operations                               (46,206)         (54,157)       (1,363,699)

Other Income                                           2,131            1,984           117,239

Loss before provision for income taxes               (44,075)         (52,173)       (1,246,460)

Provision for income taxes                                                               (4,800)

Net Loss                                        ($    44,075)    ($    52,173)     ($ 1,251,260)
                                                ============     ============      ============

Net Loss per share                              ($       .01)    ($       .01)
                                                ============     ============

Weighted average number of common shares          24,700,000       27,300,000
                                                ============     ============

*See "Distribution " on Page 7.

                 See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                    Deficit
                                                                    Addt'l          During the
                                Common Stock                        Paid In         Development
                                Shares             Amount           Capital         Stage             Total
                                ------------      -------           -------         -----------       -----
Balance, December 31, 1997      24,000,0000       $     2,400       $1,375,444      $  (819,926)      $   557,918

Common Stock issued for
  consulting services             3,000,000               330                                                 330

Net Loss                                                                               (217,582)         (217,582)
                                -----------       -----------       ----------      -----------       -----------

Balance, December 31, 1998       27,300,000             2,730       $1,375,444       (1,027,508)          340,666

Common stock canceled            (2,600,000)             (260)                                                  0

Net Loss                                                                               (169,677)         (169,677)
                                -----------       -----------       ----------      -----------       -----------

Balance, December 31, 1999       24,700,000       $     2,470       $1,375,704      $(1,207,185)      $   170,989

Net Loss June 30, 2000          24,7000,000       $     2,470                       $(   44,075)      $   128,194

                 See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              Period from Inception
                                                         For the Six  Month Period Ended          December 31, 1987
                                                                                June 30,                 to Current
                                                                                    2000              June 30, 2000
                                                         -------------------------------      ---------------------
Cash flows from operating activities
Net loss                                                                     $   (44,075)               $(1,251,260)
Adjustments to reconcile net loss to net cash used in
 operating activities
               Depreciation                                                        4,474                     39,560
        (Increase) decrease in
               Inventory                                                            (121)                   (62,097)
               Prepaid expenses & other assets                                   (13,858)                   (19,066)

        Increase (decrease) in
               Accounts Payable & accrued expenses                                 3,073                     11,266
                                                                             -----------                -----------

               Net cash used in operating activities                         $   (50,507)               $(1,281,597)
                                                                             -----------                -----------

Cash flows from investing activities
               Purchase of Equipment & Improvements                                   (0)                   (47,721)

               Net cash used in investing activities                                  (0)               $   (47,721)
                                                                                                        -----------

Cash flows from financing activities
        Proceeds from MMI settlement agreement                                        --                $ 1,250,000
        Proceeds from sale of common stock                                            --                     91,090
        Payments for offering costs                                                   --
Loans & paid-in capital from preferred stockholder                                    --                     36,754
                                                                             -----------                -----------

        Net cash provided by financing activities                                     --                $ 1,378,174
                                                                             -----------                -----------

        Net increase(decrease) in cash and cash                              ($   50,507)               $    48,856
                                                                             -----------                ===========
               equivalents
Cash & cash equivalents, beginning of period                                 $    99,363
                                                                             -----------

Cash & cash equivalents, end of period                                       $    48,856
                                                                             ===========

Interest received                                                            $     1,886
                                                                             ===========

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

2. Unaudited financial statements

      The financial statements as of June 30, 2000 and June 30, 1999 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

4. Legal proceedings

      In September of 1998, the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration is for the return of $10,000 in cash and stock certificates for 2.6 million Company common shares. The basis of the dispute is for non-performance, bad faith, and willful malfeasance. An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint. As a result, 2.6 million shares have been canceled, additionally, the Company was awarded $10,000, plus cost of suit. These monies have not yet been collected.

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

5. Leases

      On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. In October, 1997 this lease was renewed for another 2 years. The space is approximately 700 square feet, and the monthly rent is $1,100. This lease expired in October 1999, and the Company has continued to occupy the premises on a month-to-month basis. In May 1996, the Company entered into a three year lease for a 900 square foot store front in downtown Los Angeles, California. Monthly rent for the space, which the Company is utilizing for its second showroom/boutique location, is $1,451 per month. This lease expired on June 30, 1999, and the store has been closed.

      As of June 30, 2000, the Company moved its offices, the mailing address is 269 So. Beverly Drive, Suite 938, Beverly Hills, California 90212, telephone number (310) 274-0086, fax number (310) 274-0161.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      While revenues for the Second Quarter reflect a lower amount than those of 1999, the Company is holding invoices totaling $6,885, reflecting a 287% increase (see "Distribution" below). In order to preserve capital, the Company continues with cut-backs, resulting in lowering its Selling, general, and administrative expenses by 38% compared to the Second Quarter of 1999.

      Material Changes in Financial Condition

      During the three month period ended June 30, 2000 the Company's cash position decreased due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

      The Company's available cash at June 30, 2000 is expected to be sufficient to defray the Company's operating expenses through calendar year 2000.

      Financing

      The Company is currently seeking new financing with several firms in order to obtain working capital. Additionally, the Company is preparing to file the appropriate documents with the Securities and Exchange Commission for a secondary offering.

      Negotiations have commenced with a consulting firm for the purpose of financial planning, public relations and market analysis, among other items.

      Distribution

      In April, 2000 the Company entered into a distribution agreement with Santa Susana Consultants for distribution into independent pharmacies. The contract specifically calls for performance of distribution in a minimum of 20 stores at the end of a one year period. As of June 30, 2000, the Company's products are being sold in five locations: Pervellers, 201 S.San Gabriel, San Gabriel, Ca; Midway United Drugs, 10410 Lower Azusa Rd.,El Monte, Ca., Botiqua Del Sol, 2331 E. Cesar Chavez Ave., Los Angeles,Ca., and Huntington Pharmacy, 2300 Huntington Dr., San Marino, Ca., and Griffith Pharmacy,11452 Telegraph Rd.,Santa Fe Springs, CA 90670.

      Currently, the Company has outstanding invoices totaling $6,885. These invoices are not reflected in financials due to the fact that they are on consignment terms, per the distribution agreement.

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

      An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint.As a result, 2.6 million shares have been canceled, additionally, the Company was awarded $10,000, plus cost of suit. These monies have not yet been collected.

      On June 27, 2000, a Complaint against Angela Z. Hardy and Corporate Image Builders was filed in Santa Monica Superior Court for several causes of action.

      Currently, there are no material pending legal proceedings against the Company. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

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

      In December, 1999 2.6 million shares of common stock were canceled as a result of an action against John Vanover.

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

                                   RAQUEL, INC.
                                   (FORMERLY KNOWN AS COLECCIONES DE RAQUEL)
                                   (Registrant)


Dated: August 18, 2000             By: /s/ Raquel Zepeda
                                       -----------------------------------------
                                       Raquel Zepeda, Chief  Financial Officer