Form 10QSB
period 2000-09-30
RAQUEL INC
filed 2000-11-14
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
               |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 274-0086
                                ----------------
                           (Issuer's telephone number)

                  formerly known as Colecciones de Raquel, Inc.
        ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes |X|        No |_|

At September 30, 2000, 24,700,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                            PAGE
                                                                            ----

      (a)   Balance Sheet (Unaudited) -September 30, 2000 .....................3

      (b)   Statements of Operations (Unaudited) - Nine months
            ended September 30, 2000 and 1999 Period from
            Inception (December 1, 1987) to September 30, 2000.................4

      (c)   Statement of Stockholder's Equity (Unaudited) -
            Period from Inception (December 1, 1987) to September 30, 2000.....5

      (d)   Statements of Cash Flows (Unaudited) - Nine months
            ended September 30, 2000...........................................6

      (e)   Notes to Unaudited Financial Statements............................7

ITEM 2.     Management's Discussion and Analysis or
            Plan of Operation.................................................10

PART II - OTHER INFORMATION...................................................11

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                             September 30 , 2000

Assets

      Current Assets

            Cash and equivalents                                             $   54,295
            Merchandise Inventory                                                58,941
            Deposits paid and other assets                                        3,089
                                                                             ----------

            Total Current Assets                                             $  116,325

      Equipment, Furniture & Fixtures, net of accum. depr $   39,560              8,574
                                                                             ----------

      Total Assets                                                           $  124,899
                                                                             ==========

Liabilities and Stockholders Equity

      Current Liabilities
            Accounts payable & Taxes payable                                 $    4,426

            Total current liabilities                                        $    4,426

      Stockholder's equity
            Common stock - $.0001 par value, 50,000,000 shares authorized,
            24,700,000 shares issued and outstanding                              2,470

            Additional paid in capital                                        1,375,704

            Deficit accumulated during the development stage                 (1,257,701)
                                                                             ----------

            Total stockholder's equity                                          120,473
                                                                             ----------

      Total liabilities and stockholder's equity                             $  124,899
                                                                             ==========

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                         Nine Months          Inception 12/87 to
                                                       Ended September         September 30, 00

                                                     2000           1999            2000
                                                 -----------    ------------     -----------

Sales                                                  $2199          $5,002         $41,150

Cost of Goods Sold                                       258           1,549          16,860
                                                  ----------     -----------     -----------

Gross Profit                                            1941           3,452          24,290

Selling, general, and administrative expenses         55,122         137,437       1,394,964
                                                  ----------     -----------     -----------

(Loss) from operations                               (53,181)       (133,984)     (1,370,674)

Other Income                                           2,665           6,102         117,774

Loss before provision for income taxes               (50,516)       (127,882)     (1,252,900)

Provision for income taxes                                                            (4,800)

Net Loss                                            ($50,516)      ($127,882)    ($1,257,700)
                                                  ==========     ===========     ===========

Net Loss per share                                     ($.01)          ($.01)
                                                  ==========     ===========

Weighted average number of common shares          24,700,000      27,300,000
                                                  ==========     ===========

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                         Deficit
                                                           Addt'l        During the
                              Common Stock                 Paid In       Development
                              Shares        Amount         Capital       Stage          Total
                             -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1997    24,000,000    $     2,400    $ 1,375,444   $  (819,926)   $   557,918

Common Stock issued for
  consulting services          3,000,000            330                                        330

Net Loss                                                                    (217,582)      (217,582)
                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1998    27,300,000          2,730    $ 1,375,444    (1,027,508)       340,666

Common stock canceled         (2,600,000)          (260)           260                            0

Net Loss                                                                    (169,677)      (169,677)
                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1999    24,700,000    $     2,470    $ 1,375,704   $(1,207,185)   $   170,989

Net Loss                                                                 $   (50,516)   $   (50,516)
                              -----------    -----------    -----------                 -----------

September 30, 2000            24,700,000    $     2,470    $ 1,375,704   $(1,257,701)   $   120,473

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                         For the 9 Month Period Ending
                                                              September 30, 2000
                                                              ------------------
Cash flows from operating activities
 Net loss $ (50,516)                                               $ (50,516)
Adjustments to reconcile net loss to net cash used in
 operating activities
         Depreciation                                                  4,474
      (Increase) decrease in
         Inventory                                                     2,854
         Prepaid expenses & other assets                              (3,326)

      Increase (decrease) in
         Accounts Payable & accrued expenses                          (3,390)
                                                                   ---------

         Net cash used in operating activities                     $ (49,904)
                                                                   ---------

Cash flows from investing activities
         Purchase of Equipment & Improvements                           (412)

         Net cash used in investing activities                     $    (412)
                                                                   ---------

Cash flows from financing activities
      Proceeds from MMI settlement agreement                             --
      Proceeds from sale of common stock                                 --
      Payments for offering costs                                        --
      Loans & paid-in capital from preferred stockholder                 --
                                                                  ---------

      Net cash provided by financing activities                          --
                                                                  ---------

      Net increase(decrease) in cash and cash equivalents          $ (50,316)
                                                                   =========

Cash & cash equivalents, beginning of period                       $ 104,611
                                                                   ---------

Cash & cash equivalents, end of period                             $  54,295
                                                                   =========

Interest received                                                  $   2,421
                                                                   =========

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

2. Unaudited financial statements

      The financial statements as of September 30, 2000 and September 30, 1999 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

      In February 1995, all of the B Warrants were exercised in a transaction which the Company claims was fraudulent. Although the Company received no portion of the $250,000 exercise price, Units consisting of one share of common stock and two B Warrants were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the A Warrants

      In February 1995, all of the B Warrants were exercised in a transaction which the Company claims was fraudulent. Although the Company received no portion of the $1,000,000 exercise price, Units consisting of one share of common stock and one C warrant were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the B Warrants.

      The shares of common stock issued in the Company's initial public offering and upon exercise of the A Warrants and B Warrants (collectively, "Shares") have been publicly traded. The C Warrants were also purportedly exercised without the receipt by the Company of the exercise price, the

3. Warrants and related settlement agreement, Cont.

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

4. Legal proceedings

      In September of 1998, the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration is for the return of $10,000 in cash and stock certificates for 2.6 million Company common shares. The basis of the dispute is for non-performance, bad faith, and willful malfeasance. An Arbitration hearing was held on July 16, 1999, before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded its demands in the Complaint. As a result, 2.6 million shares have been canceled, additionally, the Company was awarded $10,000. plus costs of suit. These monies have not yet been collected.

      Additionally, the Company entered into an investor relations agreement with Angela Z. Hardy in June, 1999. The Company has a dispute regarding the agreement and commenced litigation in June, 2000.

      Currently, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

5. Leases

      On October 1, 1995, the Company entered into a two year lease for a store front located in Beverly Hills, California. In October, 1997 this lease was renewed for another 2 years. The space is

5. Leases, Cont.

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

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      The revenues for the Third Quarter reflect an increase from those of 1999. This is in part due to the April 2000 Distribution Agreement (see "Distribution" below).

      Material Changes in Financial Condition

      During the three month period ended September 30, 2000 the Company's cash position increased due to the higher level of revenue relative to its cost of operations.

      The Company's available cash at September 30, 2000 is expected to be sufficient to defray the Company's operating expenses through the calendar year 2000.

      Financing

      The Company is currently seeking new financing with several firms in order to obtain working capital. Additionally, the Company is preparing to file the appropriate documents with the Securities and Exchange Commission for a secondary offering.

      Distribution

      In April, 2000 the Company entered into a distribution agreement with Santa Susana Consultants for the distribution into independent pharmacies. The contract specifically calls for performance of distribution in a minimum of 20 stores at the end of a one year period. As of June 30, 2000, the Company's products are being sold in five locations: Pervellers, 201
      S. San Gabriel, San Gabriel, Ca.; Midway United Drugs, 10410 Lower Azusa Rd., El Monte, Ca.; Botiqua Del Sol, 2331 E. Cesar Chavez Ave., Los Angeles, Ca.; Huntington Pharmacy, 2300 Huntington Dr., San Marino, Ca., and Griffith Pharmacy, 1452 Telegraph Rd., Santa Fe Springs, Ca. During September, 2000, the Company has also opened distribution in Mexico.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      In September of 1998 the Company filed a complaint and Demand for Arbitration before the American Arbitration Association against John W. Vanover. The Demand for Arbitration is for the return of $10,000.00 in cash and stock certificates for 2.6 million Company common shares. The basis of the dispute is for non-performance, bad faith, and willful malfeasance. Other than this item, there are no material pending legal proceedings to which the Company or the property of the Company are subject.

      An Arbitration hearing was held on July 16, 1999 before the American Arbitration Association in regard to the Company's claims against John W. Vanover. On August 5, 1999 the Company received notice that the Company had been awarded the demands in the Complaint. As a result 2.6 million shares have been canceled. Additionally, the Company was awarded $10,000 plus cost of suit. These monies have not yet been collected.

      On June 27, 2000 a Company against Angela Z. Hardy and Corporate Image Builders was filed in Santa Monica Superior Court for several causes of action.

      Currently, there are no material pending legal proceedings against the Company. In addition no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 2. Changes in Securities

      In September 1998 the Company issued 3,300,000 shares of common stock in exchange for consulting services to be performed by two consultants. Both consultants' contracts and services were terminated in 1998 and the Company placed a stop order on the above shares (See Item 1 above). Further in April 1999 one consultant agreed to return 700,000 shares of common stock issued in exchange for consulting services for $4,000 in cash.

      In June, 1999 the Company entered into an agreement with Angela Z. Hardy and Corporate Image Builders for investor relations services. Per this new agreement the Company has released the shares which were initially issued to Angela Zucchini aka Angela Z. Hardy in June of 1998 for payment of these services.

      In December, 1999 2.6 million shares of common stock were canceled as a result of an action against Vanover.

Item 3. Defaults Upon Senior Securities

        Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

      Inapplicable

Item 5. Other Information

      In January, 2000 the Company appointed Edward A. Rose, Jr. as Chief Financial Officer, General Counsel and a member of the Board of Directors. Mr. Rose's extensive experience encompasses over twenty years in finance positions with several fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing attorney in California and was admitted to the State Bar in 1995. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA;s.

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

                                          RAQUEL, INC.
                                          (FORMERLY KNOWN AS COLECCIONES DE
                                          RAQUEL)

                                          (Registrant)

Dated: November 13, 2000


By:  /s/ Raquel Zepeda                          By: /s/ Edward A. Rose, Jr.
     -----------------                              -----------------------
         President                              Chief Financial Officer