Form 10KSB
period 2000-12-31
RAQUEL INC
filed 2001-04-24
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

Commission file number: 0-24798

                                  RAQUEL, INC.
                 (Name of small business issuer in its charter)

        Nevada                                             93-1123005
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

269 S. Beverly Drive, Suite 938
Beverly Hills, CA                                           90212
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (310) 274-0086

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2000 were $5,937.

      The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the co,mon stock hasn't traded within the past 60 days.

      The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of December 31, 1999 was 24,700,000.

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

      In June, 1998 the Company entered into agreements with consultants A. R. Hardy & Associates and John W. Vanover for investor relations services and promotion of the Company's stock. These agreements facilitated payment to the consultants via common stock in the Company. Consequently, the Company filed an S-8 and issued 3.3 million shares for payment of these services. However, both contracts were terminated some months thereafter for non-performance. Per the terms of the contract, the Company sought the return of all common stock from John W. Vanover, along with $10,000 cash through the American Arbitration Association. The Company prevailed in December, 1999 the 2.6 million shares issued to John Vanover were canceled.

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

      Distribution.

      The Company now sells through direct salespeople. See Item 6.

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

      Patents and Trademarks.

      In December, 1999, the Company applied for the tradenames "Chi'ca Beverly Hills" and "Yoohoo." Chi'ca Beverly Hills will be marketed as a mass-market teen line, along with the fragrance, Yoohoo. (See Exhibit "10.21 " attached hereto.)

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

      Employees.

      As of December 31, 2000, the Company employed one (1) person full time. The Company may hire additional part-time secretarial and retail sales employees depending on its level of operations.

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

Item 2. Description of Property.

      The Company maintains its main offices at 100 So Doheny Drive, Suite 320, Los Angeles, California. However, its mailing address is 269 So Beverly Drive, Suite 938, Beverly Hills, California.

Item 3. Legal Proceedings.

      In 1999 the Company filed a lawsuit against Angela Z. Hardy for the return of S-8 stock issued to her for investor relations services. A judgement was obtained against Ms. Hardy.

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

      First Quarter                    No Bid            No Bid      None  None
      Second Quarter                   No Bid            No Bid      None  None
      Third Quarter                    No Bid            No Bid      None  None
      Fourth Quarter                   No Bid            No Bid      None  None

Year Ended December 31, 1999           Closing Bid                   Closing Ask

                                        High             Low         High  Low
                                        ----             ---         ----  ---

      First Quarter                    No Bid            No Bid      None  None
      Second Quarter                   No Bid            No Bid      None  None
Third Quarter                          1.63              .125        2     .156
      Forth Quarter                     .08              .015        .125  .025

Year Ended December 31,2000            Closing Bid                   Closing Ask

                                        High             Low         High  Low
                                        ----             ---         ----  ---

      First Quarter                     .07             .017         .153  .025
      Second Quarter                    .07             .055         .153  .10
      Third Quarter                     .08             .025         .125  .03
      Forth Quarter                     .04             .025         .10   .03

      These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

      As of December 31, 2000, there were 1,014 record holders of the Company's common stock.

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

      As of December 31, 2000, there were 24,700,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 19,648,000 shares, Ms. Zepeda will continue to be able to elect all of the Company's directors and continue to control the Company. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

      The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

      On December 11, 2000, the Company issued a press release announcing that it was changing its marketing structure to direct sales. The Company's management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics. Direct cosmetics companies such as Avon, Mary Kay, and Jaffra have a strong presence and continue to expand in many Latina American countries.

      According to statistics, direct sales in 1999 in the United States totaled $24.54 billion, with the personal care category representing 24.9%; an equivalent of $6.11 billion. Raquel, Inc. expects that this new avenue of sales and distribution will ultimately increase its revenues.

      The Company's available cash position at December 31, 2001 may not be sufficient to cover the Company's operating expenses through calendar year 2000. The Company is currently seeking a second round of financing to obtain working capital.

      The proceeds for this second round of financing would be to increase the marketing of its products through direct sales.

Material Changes in Financial Condition

      Cash and cash equivalents were $17,577 at December 31, 2000.

      Revenues from the year 2000 continued to be insufficient to support the selling, general and administrative expenses of the Company. When the settlement agreement proceeds are exhausted, the Company's continued existence will be dependent on its ability to generate significant product sales and ultimately achieve profitable operations.

Material Changes in Results of Operations

      Selling, general and administrative expenses decreased 69% by $126,015 during the year ended December 31, 2000. The decrease was attributable primarily to the closing both boutiques, nd the reduction of payroll expense. Since the Company now plans to sell through direct sellers, these retail locations were no longer required

      Business operations during the year ended December 31, 2000 resulted in only minimal revenues. Revenues decreased by 14% due to the closing of the boutiques. Interest income also decreased, as the Company's cash decreases. Management does not believe that historical revenues, operating margins or expenses for the period ended December 31, 2000 were indicative of future operating results.

Item 7.  Financial Statements.

                                  RAQUEL, INC.
                         (A Development Stage Company)
                         INDEX TO FINANCIAL STATEMENTS

The yearly has not yet been completed. Financials will be published at a later date.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors and executive officers of the Company are as follows:

      Name                    Age               Position
      ----                    ---               --------

      Raquel Zepeda           49                President and Chairman
      Edward A.  Rose, Jr.    49                Corporate Secretary and Director

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

      EDWARD A. ROSE, JR., has served the Company since January, 2000 when they entered into an employment agreement. He will be acting as Vice President, General Counsel, and Chief Financial Office; and member to the Board of Directors. However, since September Mr. Rose's commitments, he now only acts as Corporate Secretary and Director. Mr. Rose's extensive experience encompasses over twenty years in finance and law, including positions with several Fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing business litigation and tax attorney in California and was admitted to the State Bar in 1995. Further, he is an adjunct professor of accounting and taxation at National University. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA's.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. During each of the fiscal years ended December 31, 2000, and 1996, each of the directors and officers filed the required Form 3.

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

                                              Annual Compensation (1)
                                              -----------------------

     Name and                                                     Other Annual
Principal Position            Year        Salary ($)  Bonus ($)   Compensation
------------------            ----        ----------  ---------   ------------

Raquel Zepeda, President      2000        --             --             --
                              1999        60,000         --             --
                              1998        65,000         --             --
                              1997        65,000         --             --
                              1996        60,000         --             --
                              1995        50,000*        --             --
---------
*$15,149 of Ms. Zepeda's 1995 salary was accrued.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting stock as of December 31, 2000:

                                       Amount and                     Percent of
                Name and Address of    Nature of          Percent of  all Voting
Title of Class  Beneficial Owner       Beneficial Owner   Class       Classes
--------------  ----------------       ----------------   -----       -------

Common Stock    Raquel Zepeda          18,648,000 shares  75%         75%
                  269 So. Beverly Dr.     owned directly
                  Monica Blvd.
                  Beverly Hills, CA

      As of December 31, 2000, there were 24,700,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, the Company has securities outstanding with an aggregate of 24,700,000 votes.

      Security Ownership of Management. The following table sets forth as to each class of equity securities of the Company beneficially owned by all of the Company's directors and nominees, each of the named executive officers and by all of the Company's directors and executive officers as a group:

                                       Amount and
                Name and Address of    Nature of          Percent of
Title of Class  Beneficial Owner       Beneficial Owner   Class
--------------  ----------------       ----------------   -----

Common Stock    Raquel Zepeda          18,648,000 shares  75%
                  269 So. Beverly Dr.     owned directly
                  Monica Blvd.
                  Beverly Hills, CA

Common Stock    All executive          19,648,000 shares  83%
                  officers and
                  directors as a
                  group (2 persons)

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

            Not applicable.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2000       RAQUEL, INC.
                            [formerly known as COLECCIONES DE RAQUEL, INC.]


                            By: /s/Raquel Zepeda
                               -------------------------------------------------
                               Raquel Zepeda, President, Chief Executive Officer & Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


/s/ Edward A. Rose           Corporate Secretaryt                April , 2000
------------------           --------------------                ------------
EDWARD A.  ROSE, JR.         and Director)