Form 10KSB/A
period 2000-12-31
RAQUEL INC
filed 2001-05-15
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1
(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

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

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2000 were $6,637.

      The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the co,mon stock hasn't traded within the past 60 days.

      The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of December 31, 2000 was 24,700,000.

      Documents incorporated by reference: None.

      Transitional Small Business Issuer Format (check one):

                                 Yes |_| No |X|

PART I

Item 1. Description of Business.

Business Development.

      RAQUEL, INC. (the "Company") was organized under the laws of the State of Nevada on August 6, 1993. As of December 31, 1993, the Company issued 20,000,000 shares of its common stock, $.0001 par value, to Ms. Raquel Zepeda in exchange for the business known as Raquel, Inc., [formerly known as Colecciones De Raquel] which had been operated by Ms. Zepeda as a sole proprietorship since December 1, 1987. See "Item 12. Certain Relationships and Related Transactions". Unless the context indicates otherwise, the term "Company" includes RAQUEL, INC. [formerly known as COLECCIONES DE RAQUEL, INC.] and RAQL.

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

      Recent Operations. In October 1995, as a part of a test marketing campaign for the fragrance, "Sabor A Mi, Melody of Eternal Passion", the Company licensed the right to use a cart in the Montebello Town Center in Montebello, California on a month to month basis. The Company selected the Montebello Town Center for its cart location based on the heavy Hispanic traffic in the mall. Base rent for the cart was $1,500 per month for October 1995 and $3,500 per month for November and December 1995. The cart license required the Company to pay percentage rent of fifteen percent (15%) of its net sales in excess of $10,000 per month for October 1995 and $23,333 per month for November and December 1995. The Company continued licensing the cart through February 29, 1996 at a rate of $1,500 per month. Although sales were insufficient to cover the rental and staffing cost of the cart, the Company considered the test marketing fulfilled and terminated the cart operation in order to expand to a boutique to sell and market its entire collection of cosmetics, fragrance and lingerie. The Company warehouses its inventory at a public warehouse facility in Los Angeles, California which offers 24 hour security.

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

      In February, 2001 the Company entered into an agreement with LBI Group, Inc. and Vincent Barone for consulting services. An S-8 was filed with the Securities and Exchange Commission for compensation of such services.

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

      The Company's products are intended for use by individuals. As such, the company does maintain product liability insurance may be made against the Company.

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

      Companies such as Avon, Estee Lauder, Mabelline, Pavion Ltd., Proctor & Gamble, and Revlon have made directional changes in advertising to reach the non-Anglo market. Estee Lauder introduced it "Prescriptives" line targeting ethnic women in 1991. According to NPD Beauty Trends, Prescriptives was one of the top selling prestige lines in 1996; and in fiscal 1997 Estee Lauder reported sales of $124.7 million in "other Americas." In 1994, Avon printed a bilingual brochure targeted to Hispanic women in a small test-market study. Avon research reflects that its average order for Hispanics is about $9 higher than for non-Hispanics. Market studies have confirmed that Hispanics generally spend more on consumer goods per capita than do other market segments. In May, 2001 Liz Claiborne announced their $20 mil budget to promote their Latin-influenced fragrance, "Mambo."

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

      Following the initial public offering, the Company advertised its products on a limited basis through print advertising in selected Spanish language magazines and through radio advertising which featured its "Sabor A Mi, Melody of Eternal Passion" fragrance. The Company has discontinued all magazine advertisements, except for advertisements in Latina Magazine and Hispanic Business. The Company is principally pursuing some radio advertising on Spanish language stations which has yielded a more positive customer response. Additionally, a website has been established on the Internet to promote both the product line and stock (www.deRaquel). All advertisements include the Company's toll-free number and website address. Also, product samples are available to potential customers as a part of its promotional efforts.

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

      The Company has obtained the trademarks for the following: "-Peligro!," its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," and the Company logo. Additionally, copyrights are held for the following: Color Me Golden, a beauty guide for golden skin tones; Sound Recording for "Sabor A Mi," the Company's logo, the Compact Disc and its product brochure.

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

      In January, 2000 the Company entered into an employment agreement with Edward A. Rose, who will be acting as Vice President, General Counsel, and Chief Financial Office; elected to the Board of Directors. In September, Mr. Rose's work obligation in his private practice increased, and he will now continue to act as Corporate Secretary and Director for the Company. Mr. Rose's extensive experience encompasses over twenty years in finance and law, including positions with several Fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing business litigation and tax attorney in California and was admitted to the State Bar in 1995. Further, he is an adjunct professor of accounting and taxation at National University. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA's.

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

      As of December 31, 2000, there were 1,015 record holders of the Company's common stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

      On December 11, 2000, the Company issued a press release announcing that it was changing its marketing structure to direct sales. The Company's management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics. Direct cosmetics companies such as Avon, Mary Kay, and Jaffra have a strong presence and continue to expand in many Latin American countries.

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

Material Changes in Financial Condition

      Cash and cash equivalents were $17,658 at December 31, 2000.

      Revenues from the year 2000 continued to be insufficient to support the selling, general and administrative expenses of the Company. When the settlement agreement proceeds are exhausted, the Company's continued existence will be dependent on either its ability to generate significant product sales or obtain a secondary financing for working capital.

      On February 9, 2001, the Company entered into a consulting agreement with LBI Group, Inc. and Vincent Barone. Compensation for consulting services was in the form of options to purchase 4,000,000 shares of RAQL common stock at $.05 per share. A Form S-8 was duly filed in March, 2001 for issuance of said stock. On May 2, 2001, the Company received Promissory Notes from members of the LBI Group and Vincent Barone in order to exercise said options. The Company, per the terms of the Promissory Note, will receive monthly payments of $6,000 per month, with a balloon payment due in June, 2002. As such, 4,000,000 shares have been issued to all parties as specified in said Note. On May 8, 2001, the Company received its first payment. (See Exhibit 10.23, Promissory Notes of Paul Lovito, Matthew Lovito, Darrin Lovito, Marc Lovito [LBI Group, Inc.]; and Vincent Barone.)

Material Changes in Results of Operations

      Selling, general and administrative expenses decreased 43% by $78,488 during the year ended December 31, 2000. The decrease was attributable primarily to the closing both boutiques, and the reduction of payroll expense. Since the Company now plans to sell through direct sellers, these retail locations were no longer required

      Business operations during the year ended December 31, 2000 resulted in only minimal revenues. Revenues Increased by 1% due to change in distribution. Interest income also decreased, as the Company's cash decreased. Management does not believe that historical revenues, operating margins or expenses for the period ended December 31, 2000 were indicative of future operating results.

Item 7. Financial Statements.

RAQUEL, INC.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Report of Oppenheim & Ostrick, CPA's, Independent Auditors              F-2

Balance Sheet as of December 31, 2000                                   F-3

Statement of Income for the Years Ended December 31, 1999 &
      2000 and Form Inception to Deceber 31, 2000                       F-4

Statement of Stockholders' Equity for the Years Ended December 31
      1999 and 2000                                                     F-5

Statement of Cash Flow the Years Ended December 31,
      1999 and 29000 and from Inception to December 31, 2000            F-6

Notes to Financial Statements                                           F7-F14

Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

                                    Annual Compensation (1)

     Name and                                                      Other Annual
Principal Position            Year      Salary ($)     Bonus ($)   Compensation

Raquel Zepeda, President      2000        38,000         ---           ---
                              1999        60,000         ---           ---
                              1998        65,000         ---           ---
                              1997        65,000         ---           ---
                              1996        60,000         ---           ---
                              1995        50,000*        ---           ---

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

                                                                Amount and
                  Name and Address of     Nature of             Percent of
Title of Class    Beneficial Owner        Beneficial Owner      Class

Common Stock      Raquel Zepeda           18,648,000 shares     75%
                  269 So. Beverly Dr.     owned directly
                  Monica Blvd.
                  Beverly Hills, CA

Common Stock      All executive officers  19,648,000 shares     83%
                  and directors as a
                  group (2 persons)

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

10.23       Promissory Notes of LBI Group and Vincent Barone.

      (b) Reports on Form 8-K.

      Not applicable.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2000                              RAQUEL, INC.
                               [formerly known as COLECCIONES DE RAQUEL, INC.]


                               By: /s/ Raquel Zepeda
                                   -------------------------------------------
                                   Raquel Zepeda, President, Chief Executive
                                   Officer & Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Edward A. Rose               Corporate Secretary               May 11 , 2000
-------------------              and Director)
EDWARD A. ROSE, JR.

                  [Letterhead of Oppenheim & Ostrick, C.P.A.'s]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Raquel, Inc.
(Formerly Known as Colecciones de Raquel, Inc.)
(A Development Stage Company)
Beverly Hills, California

We have audited the accompanying balance sheet of Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statement of Raquel, Inc. (formerly known as Colecciones de Raquel, Inc.) as of December 31, 1998 and the statements of operations, stockholders' equity, and cash flows from December 1, 1987 (inception) to December 31, 1998 were audited by other auditors whose report dated March 25, 1999 expressed an unqualified opinion on these statements.

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

In our opinion, based on our audit and the audit report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Raquel, Inc. (Formerly Known as Colecciones de Raquel, Inc.) as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, and the period from December 1, 1987 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company incurred a net loss of $97,675 during the year ended December 31, 2000, and a net loss of $1,304,860 from inception on December 1, 1987 until December 31, 2000. The Company's significant operating losses raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Oppenheim & Ostrick

Culver City, California
May 9, 2000

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

Current assets:
  Cash                                                              $    17,658
  Inventory                                                              57,417
  Prepaid expenses and other receivable                                   2,796
                                                                    -----------
       Total current assets                                         $    77,871

Property and equipment                                                   34,019
  Less accumulated depreciation                                         (33,244)
                                                                    -----------
       Net property and equipment                                           775
                                                                    -----------
                                                                    $    78,646
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                        5,332

       Total current liabilities                                    $     5,332

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, 0 shares issued and outstanding
  Common stock, $.0001 par value, 50,000,000
    shares authorized, 24,700,000 shares issued
    and outstanding each year                                             2,470
  Additional paid-in capital                                          1,375,704
  Accumulated deficit during the
    development stage                                                (1,304,860)
                                                                    -----------
        Total stockholders' equity                                       73,314
                                                                    -----------
                                                                    $    78,646
                                                                    ===========

                 See the accompanying notes and auditors' report which are integral parts of this balance sheet

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                        For the Years
                                      Ended December 31,           From Inception on
                                -------------------------------  December 1, 1987 Until
                                    2000               1999         December 31, 2000
                                ------------       ------------  ----------------------
Sales                           $      6,637       $      6,569       $     45,587

Cost of goods sold                     1,392              2,549             23,719
                                ------------       ------------       ------------

Gross profit                           5,245              4,020             21,868

Sell, general and
administrative expenses              104,920            183,408          1,439,036
                                ------------       ------------       ------------

Loss from operations                 (99,675)          (179,388)        (1,417,168)

Other income:
  Interest income                      2,800              7,511             91,946
  Litigation settlement                    0                  0             20,000
  Miscellaneous                            0              3,000              5,962
                                ------------       ------------       ------------

    Total other income                 2,800             10,511            117,908
                                ------------       ------------       ------------

Loss before income taxes             (96,875)          (168,877)        (1,299,260)

Provision for income taxes               800                800              5,600
                                ------------       ------------       ------------

Net loss                        $    (97,675)      $   (169,677)      $ (1,304,860)
                                ============       ============       ============

Basic loss per share            $      (0.01)      $      (0.01)
                                ============       ============

Diluted loss per share          $      (0.01)      $      (0.01)
                                ============       ============

Weighted-average common
shares outstanding                24,700,000         26,000,000
                                ============       ============

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      Deficit
                                                                                   Additional        During the
                                                      Common Stock                   Paid-in         Development
                                                Shares             Amount            Capital            Stage              Total
                                              ----------        -----------        -----------       -----------        -----------
Balance, December 31, 1997                    24,000,000        $     2,400        $ 1,375,444       $  (819,926)       $   557,918

Common stock issued
  for consulting services                      3,300,000                330                                                     330

Net loss                                                                                                (217,582)          (217,582)
                                              ----------        -----------        -----------       -----------        -----------

Balance, December 31, 1998                    27,300,000              2,730          1,375,444        (1,037,508)           340,666

Common stock cancelled                        (2,600,000)              (260)               260          (169,677)          (169,677)
                                              ----------        -----------        -----------       -----------        -----------

Balance, December 31, 1999                    24,700,000        $     2,470        $ 1,375,704       $(1,207,185)       $   170,989

Net loss                                                                                                 (97,675)           (97,675)
                                              ----------        -----------        -----------       -----------        -----------

Balance, December 31, 2000                    24,700,000        $     2,470        $ 1,375,704       $(1,304,860)       $    73,314
                                              ==========        ===========        ===========       ===========        ===========

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                     (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                              For the Years
                                                                            Ended December 31,              From Inception on
                                                                     --------------------------------    December 1, 1987 Until
                                                                        2000                 1999           December 31, 2000
                                                                     -----------          -----------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (97,675)         $  (169,677)         $(1,304,860)
  Adjustment to reconcile net loss to
    net cash used on operating activities:
    Depreciation                                                           6,509                7,202               41,595
    Loss on abandoned leasehold improvement                                5,351                    0                5,351
    Common stock issued for consulting
      services                                                                 0                    0                    0
  (Increase) decrease in:
    Inventory                                                              4,379                6,795              (57,417)
    Prepaid expenses and other assets                                        392                1,600               (2,796)
    Deposits                                                               2,200                    0                    0
  Increase (decrease) in:
    Accounts payable and accrued
      liabilities                                                         (2,861)               3,790                5,332
                                                                     -----------          -----------          -----------

     Net cash used in operating activities                               (81,705)            (150,290)          (1,312,795)
                                                                     -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                        0                    0              (47,721)
                                                                     -----------          -----------          -----------

     Net cash used in investing activities                                     0                    0              (47,721)
                                                                     -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from MMI settlement agreement                                       0                    0            1,250,000
  Proceeds on sales of common stock                                            0                    0               91,420
  Loans and paid-in capital from preferred
    stockholder                                                                0                    0               36,754
                                                                     -----------          -----------          -----------

     Net cash provided by financing
       activities                                                              0                    0            1,378,174
                                                                     -----------          -----------          -----------

     Net increase (decrease) in cash and
       cash equivalents                                                  (81,705)            (150,290)              17,658

     Cash and cash equivalents, beginning
       of period                                                          99,363              249,653                    0
                                                                     -----------          -----------          -----------

     Cash and cash equivalents, end of
       period                                                        $    17,658          $    99,363          $    17,658
                                                                     ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash received during the year for
    interest                                                         $     2,800          $    89,146          $    91,946
                                                                     ===========          ===========          ===========

  Cash paid during the year for income
    taxes                                                            $       800          $     4,800          $     5,600
                                                                     ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING INFORMATION:
  2,600,000 shares of Common stock
  cancelled                                                          $         0          $         0          $       260
                                                                     ===========          ===========          ===========

                 See the accompanying notes and auditors' report
                   which are integral parts of this statement

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

      The Company intends to market and sell a line of cosmetics, skin care, and fragrance products which it believes will have appeal to sallow to olive-skinned women. On December 11, 2000 the Company changed its marketing structure to direct sales. Through December 31, 2000, the Company was primarily involved in preliminary marketing efforts and had not achieved significant sales of its products. Therefore, in accordance with Statement of Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is accounted for as a development stage company.

      Recently Issued Accounting Pronouncements

      SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. This statement is not applicable to the Company.

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

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. Summary of significant accounting policies (cont'd):

      Recently Issued Accounting Pronouncements (cont'd)

      SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

      SAB No.101 "Revenue Recognition", On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangements, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with generally accepted accounting principles. The adoption of SAB 101 will not have a material effect on the Company's financial position or results of operations.

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

      Property and Equipment

      Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives, which are generally five years. Maintenance and minor replacements are charged to expense and major improvements are capitalized as incurred. Gains and losses on disposals due to asset impairment are included in the statement of operations.

      Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising costs were $4,413 and $9,682 for the years ended December 31, 2000 and 1999, respectively.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. Summary of significant accounting policies (cont'd):

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

      Net loss Per Share

      For the year ended December 31, 2000, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basis earnings per share and diluted earnings per share are the same.

      Comprehensive Income

      For the year ended December 31, 2000, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during the period from non-owner courses. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

      Start-up Costs

      The Company expenses all start-up and organization costs as incurred and is therefore not impacted by this SOP.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. Summary of significant accounting policies (cont'd):

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

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3. Common and Preferred Stock Transactions (cont'd):

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

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

3. Common and Preferred Stock Transactions (cont'd):

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

4. Income Taxes:

      The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carryforwards which may result in deferred tax assets in the future. At December 31, 1998, the Company has approximately 1,260,000 and 1,162,000 of federal and state net operating loss carryforwards, respectively, that begin to expire in 2018 and 2003, respectively. For the years ended December 31, 2000 and 1999, the provision for income taxes represents the minimum state franchise tax.

      The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at December 31, 2000.

      Loss carryforwards                                    $ 504,000
      Valuation allowance                                     504,000
                                                            ---------
      Deferred tax assets                                   $       0
                                                            =========

      The valuation allowance has been increased by approximately $39,000 during the year ended December 31, 2000.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5. Going Concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements indicate that the Company incurred a net loss of $97,625 during the year ended December 31, 2000, a net loss of $1,304,860 from inception on December 1, 1987 until December 31, 2000. The Company's significant operating loss raise substantial doubt about its ability to continue as a going concern. Management's plan is to raise equity through private placements.

      In December 2000, the Company changed its marketing structure from retail to direct sales. The Company's management believes that this change would generate more revenue, decrease selling and administrative expense and better serve its customers. In addition, the Company entered into agreements with business consultants to provide services in restructuring its debts and financial obligations (See note 7 - subsequent events).

6. Commitments and Contingencies:

      Leases

      The Company leases its office and retail facilities on a month-to-month basis since October 10, 1999 and the total rent expense for the years ended December 31, 2000 and 1999 was $6,600 and $23,505, respectively. Early in the year, the Company relocated its offices to its primary shareholder office. The related party shareholder does not charge the Company for the use of its office.

      Employment Agreement - Related Party Transactions

      The Company has entered into an employment agreement with an officer expiring August 1999 with an aggregate annual salary of $60,000, increasing at the beginning of each subsequent calendar year by the Consumer Price Index. In addition, the employee is entitled to incentive compensation each year to be determined by the Company's Board of Directors.

      The employment agreement has been on a month-to-month basis since September 1999. For the year ended December 31, 2000, the officer and related party shareholder received $38,000 primarily for administrative services rendered.

      In January 2000, the Company has entered into an employment agreement with another officer expiring January 2001 as Vice President, General Counsel and Chief Financial Officer. As of December 31, 2000, this officer will now only serve as Corporate Secretary and Director on a consulting basis.

                        See accompanying auditors' report

                                  RAQUEL, INC.
                 (FORMERLY KNOWN AS COLECCIONES DE RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

6. Commitments and Contingencies (cont'd):

      Litigation

      In April 1999, the consultant agreed to return the 700,000 shares of common stock issued in exchange for consulting services for $4,000 in cash. As of December 31, 2000, the 700,000 shares are still pending cancellation.

7. Subsequent Event:

      In February 2001, the Company entered into consulting services with business consultants. The services consist of strategic corporate planning; restructuring of debt and financial obligations; and developing the Company's products and services. Compensation for consulting services was in the form of options to purchase 4,000,000 shares of common stock for $0.05 per share. A Form S-8 was duly filed in March 2001 for issuance of said stock. There is nothing in either consulting agreement relating to assisting in a capital raising transaction or in the promotion of Company's stock.

      In May 2001, the Company received promissory notes from the above consultants in order to exercise the said options. The Company, per terms of the Promissory Note, will receive monthly payments of $6,000 per month, with a balloon payment due in June 2002. As such, 4,000,000 shares have been issued to all parties. The first payment was made in May 2001.

                        See accompanying auditors' report