Form 10QSB
period 2001-03-31
RAQUEL INC
filed 2001-05-23
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 Yes |X| No |_|

At March 31, 2001, 24,700,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               PAGE
                                                                            ----

     (a) Balance Sheet (Unaudited) -March 31, 2001 .......................... 1

     (b) Statements of Operations (Unaudited) - Three months
         ended March 31, 2001 and 1999 Period from
         Inception (December 1, 1987) to March 31, 2001 ..................... 2

     (c) Statement of Stockholder's Equity (Unaudited) -
         Period from Inception (December 1, 1987) to March 31, 2001 ......... 3

     (d) Statements of Cash Flows (Unaudited) - Three months
         ended March 31, 2001 and Period from
         Inception (December 1, 1987) to March 31, 2001 ..................... 4

     (e) Notes to Unaudited Financial Statements ............................ 5

ITEM 2.  Management's Discussion and Analysis or
         Plan of Operation .................................................. 7

PART II - OTHER INFORMATION ................................................. 8

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)

                                                                     March 31, 2001
                                                                     --------------
Assets

   Current Assets

       Cash and equivalents                                             $    11,151
       Merchandise Inventory                                                 57,185
       Deposits paid and other assets                                         2,081
                                                                        -----------

       Total Current Assets                                             $    70,417

   Equipment, Furniture & Fixtures, net of accum. depr. $33,244                 774
                                                                        -----------

   Total Assets                                                         $    71,192
                                                                        ===========

Liabilities and Stockholders Equity

   Current Liabilities
       Accounts payable & Taxes payable                                 $     5,078

       Total current liabilities                                        $     5,078

   Stockholder's equity
       Common stock - $.0001 par value, 50,000,000 shares authorized,
       24,700,000 shares issued and outstanding                               2,470

       Additional paid in capital                                         1,375,704

       Deficit accumulated during the development stage                  (1,312,061)
                                                                        -----------

       Total stockholder's equity                                            66,113
                                                                        -----------

   Total liabilities and stockholder's equity                           $    71,192
                                                                        ===========

                 See accompanying notes to financial statements.

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                            Three Months            Inception 12/87 to
                                                             Ended March                 March 31,

                                                       2001              2000             2001
                                                       ----              ----             ----
Sales                                                      932               800           46,519
Cost of Goods Sold                                         233               160           23,952
                                                    ----------        ----------      -----------

Gross Profit                                               699               640           22,567

Selling, general, and administrative expenses            8,022            12,293        1,447,058
                                                    ----------        ----------      -----------

(Loss) from operations                                  (7,322)          (11,653)      (1,363,699)

Other Income                                               168             1,323          118,076

Loss before provision for income taxes                  (7,200)          (10,330)      (1,306,460)

Provision for income taxes                                 800                             (6,400)

Net Loss                                               ($7,200)         ($10,330)     ($1,312,060)
                                                    ==========        ==========      ===========

Net Loss per share                                       ($.01)            ($.01)
                                                    ==========        ==========

Weighted average number of common shares            24,700,000        27,300,000
                                                    ==========        ==========

                 See accompanying notes to financial statements.

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                                                           Deficit
                                                            Addt'l         During the
                               Common Stock                 Paid In        Development
                               Shares           Amount      Capital        Stage            Total
                               ------           ------      -------        -----            -----
Balance, December 31, 1997     24,000,0000      $2,400      $1,375,444     $  (819,926)     $ 557,918

Common Stock issued for
  consulting services            3,000,000         330                                            330

Net Loss                                                                      (217,582)      (217,582)
                               -----------      ------      ----------     -----------      ---------

Balance, December 31, 1998      27,300,000       2,730      $1,375,444      (1,027,508)       340,666

Common stock canceled           (2,600,000)       (260)                                             0

Net Loss                                                                      (169,677)      (169,677)
                               -----------      ------      ----------     -----------      ---------

Balance, December 31, 1999      24,700,000      $2,470      $1,375,704     $(1,207,185)     $ 170,989

Net Loss                                                                       (97,675)       (97,675)

Balance December 31, 2000       24,700,000      $2,470      $1,375,704     $(1,304,860)     $  73,314

Net Loss March 31, 2001                                                         (7,201)

                               24,7000,000      $2,470      $1,375,704     $(1,312,061)     $  71,192

                 See accompanying notes to financial statements.

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                         Period from Inception
                                                     For the Thee Month Period Ended         December 31, 1987
                                                                           March 31,                to Current
                                                                                2001            March 31, 2001
                                                                  ------------------            --------------
Cash flows from operating activities
Net loss                                                                    $ (7,201)              $(1,312,061)
Adjustments to reconcile net loss to net cash used in
 operating activities
             Depreciation                                                          0                    47,721
        (Increase) decrease in
             Inventory                                                           232                   (57,185)
             Prepaid expenses & other assets                                     715                    (3,511)

        Increase (decrease) in
             Accounts Payable & accrued expenses                                (254)                    5,733
                                                                            --------               -----------

             Net cash used in operating activities                          $ (6,508)              $(1,319,303)
                                                                            --------               -----------

Cash flows from investing activities
             Purchase of Equipment & Improvements                                 (0)                  (47,721)

             Net cash used in investing activities                                (0)              $   (47,721)
                                                                                                   -----------

Cash flows from financing activities
        Proceeds from MMI settlement agreement                                    --               $ 1,250,000
        Proceeds from sale of common stock                                        --                    91,090
        Payments for offering costs                                               --
Loans & paid-in capital from preferred stockholder                                --                    36,754
                                                                            --------               -----------

        Net cash provided by financing activities                                 --               $ 1,378,174
                                                                            --------               -----------

        Net increase(decrease) in cash and cash                              ($6,508)
             equivalents                                                    --------
Cash & cash equivalents, beginning of period                                $ 17,658
                                                                            --------

Cash & cash equivalents, end of period                                      $ 11,151
                                                                            ========

Interest received                                                           $    168
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

2. Unaudited financial statements

      The financial statements as of March 31, 2001 and March 30, 1999 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

      As of March 31, 2001, the Company moved its offices, the mailing address is 269 So. Beverly Drive, Suite 938, Beverly Hills, California 90212, telephone number (310) 274-0086, fax number (310) 274-0161.

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      First Quarter revenues were slightly higher than the previous year.In order to preserve capital, the Company continues with cut-backs, resulting in lowering its Selling, general, and administrative expenses by 38% compared to the Second Quarter of 1999.

      Material Changes in Financial Condition

      During the three month period ended March 31, 2001 the Company's cash position decreased due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities. However, the Company entered into an agreement with LBI Group, Inc. and Vincent Barone for options to purchase stock at a discounted price. Proceeds from this transaction are for 4,000,000 shares at $.05 each. (See S-8 filing of March, 2001.) On May 2, 2001 a Promissory Note was signed by the principals of the LBI Group and Vincent Barone to exercise their options. The Company will be receiving monthly payments in the amount of $6,000.00. (See Exhibit 10.23, Promissory Notes of Paul Lovito, Matthew Lovito, Darrin Lovito, Marc Lovito [LBI Group, Inc.]; and Vincent Barone filed with the Amended10KSB 2000).

      Distribution

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

      On June 27, 2000, a Complaint against Angela Z. Hardy and Corporate Image Builders was filed in Santa Monica Superior Court for several causes of action. The Company was awarded stock in January, 2001. However, the Company has not yet collected these securities.

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

      The Company issued and additional 4,000,000 shares in May, 2001 in order to execute purchase of options. See Part I, Item 2, Material Changes in Financial Condition.

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

                                       RAQUEL, INC.
                                       (FORMERLY KNOWN AS COLECCIONES DE RAQUEL)
                                       (Registrant)


Dated: May 22, 2001                    By: /s/ Raquel Zepeda
                                           -------------------------------------

                                           Raquel Zepeda, Chief Financial
                                           Officer