Form 10QSB
period 2001-06-30
RAQUEL INC
filed 2001-08-13
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

      Commission File Number 0-24798

                                  RAQUEL, INC.
       -----------------------------------------------------------------
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

                                 Yes |X| No |_|

At June 30, 2001, 28,700,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                PAGE
                                                                            ----

      (a)   Balance Sheet (Unaudited) - June 30, 2001 ....................    1

      (b)   Statements of Operations (Unaudited) - Three months ended
            June 30, 2001 and 1999 Period from Inception (December 1,
            1987) to June 30, 2001 .......................................    2

      (c)   Statement of Stockholder's Equity (Unaudited) - Period from
            Inception (December 1, 1987) to June 30, 2001 ................    3

      (d)   Statements of Cash Flows (Unaudited) - Three months ended
            June 30, 2001 and Period from Inception (December 1, 1987)
            to June 30, 2001 .............................................    4

      (e)   Notes to Unaudited Financial Statements ......................    5

ITEM 2. Management's Discussion and Analysis or Plan of Operation ........    7

PART II - OTHER INFORMATION ..............................................    8

                              Raquel, Inc.
               (formerly known as Colecciones de Raquel)
                     (A Development Stage Company)
                             Balance Sheet
                              (Unaudited)

                                                                                June 30 , 2001
                                                                                --------------
Assets

        Current Assets

                Cash and equivalents                                             $     9,809
                Merchandise Inventory                                                 54,436
                Deposits paid and other assets                                       193,082
                                                                                 -----------

                Total Current Assets                                             $   257,327

        Equipment, Furniture & Fixtures, net of accum. depr. $33,244                     774

        Total Assets                                                             $   258,101
                                                                                 ===========

Liabilities and Stockholders Equity

        Current Liabilities
                Accounts payable & Taxes payable                                 $     4,879

                Total current liabilities                                        $     4,879

        Stockholder's equity
                Common stock - $.0001 par value, 50,000,000 shares authorized,
                24,700,000 shares issued and outstanding                               2,870

                Additional paid in capital                                         1,575,304

                Deficit accumulated during the development stage                  (1,324,952)
                                                                                 -----------

                Total stockholder's equity                                           253,222
                                                                                 -----------

        Total liabilities and stockholder's equity                               $   258,101
                                                                                 ===========


See accompanying notes to financial statements                                 1

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                          Six Months            Inception 12/87 to
                                                          Ended June                 June 30,

                                                     2001           2000              2001
                                                -------------   -------------   ------------------
Sales                                                  1,467             875            47,054
Cost of Goods Sold                                       343             184            24,062
                                                ------------    ------------      ------------

Gross Profit                                           1,124             691            22,992

Selling, general, and administrative expenses         21,387          46,897         1,460,423
                                                ------------    ------------      ------------

(Loss) from operations                               (20,263)        (46,206)       (1,437,431)

Other Income                                             217           2,131           118,125

Loss before provision for income taxes               (29,091)        (44,075)       (1,319,306)

Provision for income taxes                               800                            (6,400)

Net Loss                                        $    (20,091)   $    (44,075)     $ (1,325,706)
                                                ============    ============      ============

Net Loss per share                              $       (.01)   $       (.01)
                                                ============    ============

Weighted average number of common shares          28,700,000      24,700,000
                                                ============    ============


See accompanying notes to financial statements                                 2

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                                                         Deficit
                                                           Addt'l        During the
                             Common Stock                  Paid In       Development
                             Shares         Amount         Capital       Stage          Total
                             ------------   -----------    -----------   ------------   ------------
Balance, December 31, 1997   24,000,0000    $     2,400    $ 1,375,444   $  (819,926)   $   557,918

Common Stock issued for
  consulting services          3,000,000            330                                         330

Net Loss                                                                    (217,582)      (217,582)
                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1998    27,300,000          2,730    $ 1,375,444    (1,027,508)       340,666

Common stock canceled         (2,600,000)          (260)                                          0

Net Loss                                                                    (169,677)      (169,677)
                             -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1999    24,700,000    $     2,470    $ 1,375,704   $(1,207,185)   $   170,989

Net Loss                                                                     (97,675)       (97,675)

Balance December 31, 2000     24,700,000    $     2,470    $ 1,375,704   $(1,304,860)   $    73,314

Net Loss June 30, 2001                                                       (20,263)

Common Stock issued for
   consulting services         4,000,000    $       400    $   199,600

Balance, June 30, 2001       28,7000,000    $     2,870    $ 1,575,304   $(1,325,123)   $   258,181


See accompanying notes to financial statements                                 3

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                       For the Thee Month   Period from Inception
                                                             Period Ended       December 31, 1987
                                                                March 31,              to Current
                                                                     2001           June 30, 2001
                                                               ----------            ------------
Cash flows from operating activities
 Net loss                                                      $ (12,891)            $(1,312,061)
Adjustments to reconcile net loss to net cash used in
 operating activities
                Depreciation                                           0                  47,721
        (Increase) decrease in
                Inventory                                          2,749                 (57,185)
                Prepaid expenses & other assets                 (191,001)                 (3,511)

        Increase (decrease) in
                Accounts Payable & accrued expenses                 (199)                  5,733
                                                               ---------             -----------

                Net cash used in operating activities          $(201,342)            $(1,319,303)
                                                               ---------             -----------

Cash flows from investing activities
                Purchase of Equipment & Improvements                  (0)                (47,721)

                Net cash used in investing activities                 (0)            $   (47,721)
                                                               ---------             -----------

Cash flows from financing activities
        Proceeds from MMI settlement agreement                        --             $ 1,250,000
        Proceeds from sale of common stock                       200,000                  91,090
        Payments for offering costs                                   --
Loans & paid-in capital from preferred stockholder                    --                  36,754
                                                               ---------             -----------

        Net cash provided by financing activities                200,000             $ 1,378,174
                                                               ---------             -----------

        Net increase(decrease) in cash and cash                ($  1,347)
                                                               ---------
                equivalents
Cash & cash equivalents, beginning of period                   $  11,151
                                                               ---------

Cash & cash equivalents, end of period                         $   9,809
                                                               =========

Interest received                                              $     217
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

2. Unaudited financial statements

      The financial statements as of June 30, 2001 and March 30, 1999 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      First Quarter revenues were slightly higher, 68% than the previous year. In order to preserve capital, the Company continues with cut-backs, resulting in lowering its Selling, general, and administrative expenses by 54% compared to the Second Quarter of 2000.

      Material Changes in Financial Condition

      During the three month period ended June 30, 2001 the Company's cash position decreased due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities. However, the Company entered into an agreement with LBI Group, Inc. and Vincent Barone for options to purchase stock at a discounted price. Proceeds from this transaction are for 4,000,000 shares at $.05 each. (See S-8 filing of March, 2001.) On May 2, 2001 a Promissory Note was signed by the principals of the LBI Group and Vincent Barone to exercise their options. The Company will be receiving monthly payments in the amount of $6,000.00. (See Exhibit 10.23, Promissory Notes of Paul Lovito, Matthew Lovito, Darrin Lovito, Marc Lovito [LBI Group, Inc.]; and Vincent Barone filed with the Amended10KSB 2000).

      Distribution

      On December 11, 2000, the Company issued a press release announcing that it was changing its marketing structure to direct sales. The Company's management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics.

      Leaders in this industry such as Avon and Jafra reported earnings of $1.343 billion and $76.6 million, respectively for the third quarter of 2000. Mary Kay cosmetics, another leader the cosmetics direct sales market claims to be the "best seller" of cosmetics overall. However, since it is a privately-held company, no data is available. Beauticontrol Cosmetics, another direct sales cosmetics company, reported $14.7 million in sales for the third quarter. Furthermore, Avon, Mary Kay, and Jafra have a strong presence and continue to expand in many Latin American countries.

      According to statistics, direct sales in 1999 in the United States totaled $24.54 billion, with the personal care category representing 24.9%; an equivalent of $6.11 billion. Raquel, Inc. expects that this new avenue of sales and distribution will ultimately increase its revenues.

      In June, 2001 the Company completed its development of a Multi-level marketing compensation program for the sale and distribution if its products. Further, in July it commenced its marketing campaign on a small level in the Los Angeles Spanish-speaking market via a weekly magazine for recruiting independent representatives.

      While the Company has now commenced its MLM marketing efforts in the Los Angeles area, eventually it will expand to several major cities throughout the United States, and eventually into Latin America.

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

      The Company issued an additional 4,000,000 shares in May, 2001 in order to execute purchase of options. See Part I, Item 2, Material Changes in Financial Condition.

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


                                       RAQUEL, INC.
                                       (FORMERLY KNOWN AS COLECCIONES DE RAQUEL)
                                       (Registrant)


Dated: August 10, 2001                 By: /s/ Raquel Zepeda
                                           -------------------------------------
                                               Raquel Zepeda,
                                               CEO & Chief Financial Officer