Form 10QSB/A
period 2001-06-30
RAQUEL INC
filed 2001-08-30
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                AMENDMENT NO. 1

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

      Commission File Number 0-24798

                                  RAQUEL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Nevada                                            93-1123005
(State or other jurisdiction                               (IRS Employer
      of Incorporation)                                Identification Number)

         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 274-0086
                                 --------------
                           (Issuer's telephone number)

                  formerly known as Colecciones de Raquel, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               PAGE
                                                                            ----

         (a) Balance Sheet (Unaudited) - June 30, 2001 ..................     1

         (b) Statements of Operations (Unaudited) - Three months
             ended June 30, 2001 and 1999 Period from Inception
             (December 1, 1987) to June 30, 2001 ........................     2

         (c) Statement of Stockholder's Equity (Unaudited) - Period from
             Inception (December 1, 1987) to June 30, 2001 ..............     3

         (d) Statements of Cash Flows (Unaudited) - Three months
             ended June 30, 2001 and Period from Inception
             (December 1, 1987) to June 30, 2001 ........................     4

         (e) Notes to Unaudited Financial Statements ....................     5

ITEM 2.  Management's Discussion and Analysis or Plan of Operation ......     7

PART II - OTHER INFORMATION .............................................     8

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)

                                                                         June 30, 2001
                                                                         -------------
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
                                                                          ===========

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                             Six Months
                                                             Ended June            Inception 12/87 to
                                                    ----------------------------        June 30,
                                                         2001             2000            2001
                                                    ----------        ----------   ------------------
Sales                                                    1,467               875           47,054
Cost of Goods Sold                                         343               184           24,062
                                                    ----------        ----------      -----------

Gross Profit                                             1,124               691           22,992

Selling, general, and administrative expenses           21,387            46,897        1,460,423
                                                    ----------        ----------      -----------

(Loss) from operations                                 (20,263)          (46,206)      (1,437,431)

Other Income                                               217             2,131          118,125

Loss before provision for income taxes                 (29,091)          (44,075)      (1,319,306)

Provision for income taxes                                 800                             (6,400)

Net Loss                                              ($20,091)         ($44,075)     ($1,325,706)
                                                    ==========        ==========      ===========

Net Loss per share                                       ($.01)            ($.01)
                                                    ==========        ==========

Weighted average number of common shares            28,700,000        24,700,000
                                                    ==========        ==========

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                                                              Deficit
                                                               Addt'l         During the
                               Common Stock                    Paid In        Development
                               Shares            Amount        Capital        Stage            Total
                               ------------     ---------      ----------     -----------      --------
Balance, December 31, 1997     24,000,0000      $   2,400      $1,375,444     $  (819,926)     $557,918

Common Stock issued for
  consulting services            3,000,000            330                                           330

Net Loss                                                                         (217,582)     (217,582)
                               -----------      ---------      ----------     -----------      --------

Balance, December 31, 1998      27,300,000          2,730      $1,375,444      (1,027,508)      340,666

Common stock canceled           (2,600,000)          (260)                                            0

Net Loss                                                                         (169,677)     (169,677)
                               -----------      ---------      ----------     -----------      --------

Balance, December 31, 1999      24,700,000      $   2,470      $1,375,704     $(1,207,185)     $170,989

Net Loss                                                                          (97,675)      (97,675)

Balance December 31, 2000       24,700,000      $   2,470      $1,375,704     $(1,304,860)     $ 73,314

Net Loss June 30, 2001                                            (20,263)

Common Stock issued for          4,000,000      $     400      $  199,600
 consulting services

Balance, June 30, 2001         28,7000,000      $   2,870      $1,575,304     $(1,325,123)     $258,181

                                  Raquel, Inc.
                   (formerly known as Colecciones de Raquel)
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                       For the Six Month   Period from Inception
                                                            Period Ended       December 31, 1987
                                                               June  30,              to Current
                                                                    2001          June 30, 2001
                                                               ---------            -----------
Cash flows from operating activities
 Net loss                                                      $ (20,091)           $(1,312,061)
Adjustments to reconcile net loss to net cash used in
 operating activities
                  Depreciation                                         0                 47,721
         (Increase) decrease in
                  Inventory                                        2,981                (57,185)
                  Prepaid expenses & other assets               (190,286)                (3,511)

         Increase (decrease) in
                  Accounts Payable & accrued expenses               (453)                 5,733
                                                               ---------            -----------

                  Net cash used in operating activities        $(207,849)           $(1,319,303)
                                                               ---------            -----------

Cash flows from investing activities
                  Purchase of Equipment & Improvements                (0)               (47,721)

                  Net cash used in investing activities               (0)           $   (47,721)
                                                               ---------            -----------

Cash flows from financing activities
         Proceeds from MMI settlement agreement                       --            $ 1,250,000
         Proceeds from sale of common stock                      200,000                 91,090
         Payments for offering costs                                  --
Loans & paid-in capital from preferred stockholder                    --                 36,754
                                                               ---------            -----------

         Net cash provided by financing activities               200,000            $ 1,378,174
                                                               ---------            -----------

         Net increase(decrease) in cash and cash
                  equivalents                                  ($  7,849)
                                                               ---------

Cash & cash equivalents, beginning of period                   $  17,658
                                                               ---------

Cash & cash equivalents, end of period                         $   9,809
                                                               =========

Interest received                                              $     217
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

2. Unaudited financial statements

      The financial statements as of June 30, 2001 and June 30, 2000 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

                                RAQUEL, INC.
                                (FORMERLY KNOWN AS COLECCIONES DE RAQUEL)
                                (Registrant)


Dated: August 28, 2001          By: /s/ Raquel Zepeda
                                    --------------------------------------------
                                    Raquel Zepeda, CEO & Chief Financial Officer