Form 10QSB
period 2001-09-30
RAQUEL INC
filed 2001-11-26
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                 Yes |X| No |_|

At September 30, 2001, 29,700,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                           PAGE
                                                                       ----

  (a) Balance Sheet (Unaudited) - September 30, 2001 ...............   3

  (b) Statements of Operations (Unaudited) - Three months ended
      September 30, 2001 and 1999 Period from Inception (December 1,
      1987) to September 30, 2001 ..................................   4

  (c) Statement of Stockholder's Equity (Unaudited) - Period from
      Inception (December 1, 1987) to September 30, 2001 ...........   5

  (d) Statements of Cash Flows (Unaudited) - Three months ended
      September 30, 2001 and Period from Inception (December 1,
      1987) to September 30, 2001 ..................................   6

  (e) Notes to Unaudited Financial Statements ......................   7 & 8

ITEM 2. Management's Discussion and Analysis or Plan of Operation ..   9

PART II - OTHER INFORMATION ........................................   10 & 11

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                             September 30, 2001
                                                             ------------------

Assets

  Current Assets

    Cash and equivalents                                         $     8,677
    Merchandise Inventory                                        $    53,870
    Deposits paid and other assets                               $   234,082
                                                                 -----------
    Total Current Assets                                         $   296,629

  Equipment, Furniture & Fixtures, net of accum. depr.
    $ 33,244                                                             774

  Total Assets                                                   $   297,403
                                                                 ===========

Liabilities and Stockholders Equity

  Current Liabilities
    Accounts payable & Taxes payable                             $     4,529

    Total current liabilities                                    $     4,529

  Stockholder's equity
    Common stock - $.0001 par value, 50,000,000 shares
      authorized, 29,700,000 shares issued and outstanding             2,970

    Additional paid in capital                                     1,625,204

    Deficit accumulated during the development stage              (1,335,300)
                                                                 -----------

    Total stockholder's equity                                       292,874
                                                                 -----------

  Total liabilities and stockholder's equity                     $   297,403
                                                                 ===========

See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                  Nine Months
                                                     Ended                         Inception 12/87 to
                                                 Sept 30, 2001                       June 30, 2001
                                                      2001              2000             2001
                                                 -------------      ------------   ------------------
Sales                                                    3,611               875           47,054
Cost of Goods Sold                                         908               184           24,062
                                                  ------------      ------------      -----------

Gross Profit                                             2,703               691           22,992

Selling, general, and administrative expenses           33,327            46,897        1,460,423
                                                  ------------      ------------      -----------

(Loss) from operations                                 (30,624)          (46,206)      (1,437,431)

Other Income                                               230             2,131          118,125

Loss before provision for income taxes                 (30,394)          (44,075)      (1,319,306)

Provision for income taxes                                                                 (6,400)

Net Loss                                          $    (30,394)     $    (44,075)     $(1,325,706)
                                                  ============      ============      ===========

Net Loss per share                                $      (.001)     $       (.01)
                                                  ============      ============

Weighted average number of common shares            29,700,000        24,700,000
                                                  ============      ============

See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                          Deficit
                                                                        Addt'l           During the
                                            Common Stock                Paid In          Development
                                      Shares            Amount          Capital             Stage             Total
                                   ------------      ------------     ------------      ------------      ------------
Balance, December 31, 1997           24,000,000      $      2,400     $  1,375,444      $   (819,926)     $    557,918

Common Stock issued for
  consulting services                 3,000,000               330                                                  330

Net Loss                                                                                    (217,582)         (217,582)
                                   ------------      ------------     ------------      ------------      ------------

Balance, December 31, 1998           27,300,000             2,730     $  1,375,444        (1,037,508)          340,666

Common stock canceled                (2,600,000)             (260)                                                   0

Net Loss                                                                                    (169,677)         (169,677)
                                   ------------      ------------     ------------      ------------      ------------

Balance, December 31, 1999           24,700,000      $      2,470     $  1,375,704      $ (1,207,185)     $    170,989

Net Loss                                                                                     (97,675)          (97,675)

Balance December 31, 2000            24,700,000      $      2,470     $  1,375,704      $ (1,304,860)     $     73,314

Net Loss September 30, 2001                                                                  (30,394)

Common Stock issued for
  consulting services                 5,000,000      $        500     $    250,000

Balance, September 30, 2001          29,700,000      $      2,970     $  1,625,704      $ (1,335,254)     $    297,403

See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Period from Inception
                                                        For the Nine Month        December 31, 1987
                                                          Period Ended               to Current
                                                        September 31, 2001       September 30, 2001
                                                        ------------------     ---------------------
Cash flows from operating activities
 Net loss                                                    $ (30,439)             $(1,335,299)
Adjustments to reconcile net loss to net cash used in
 operating activities
      Depreciation                                                   0                   47,721
    (Increase) decrease in
      Inventory                                                  3,547                  (53,870)
      Prepaid expenses & other assets                         (231,286)                (234,082)

    Increase (decrease) in
      Accounts Payable & accrued expenses                         (803)                   6,135
                                                             ---------              -----------

      Net cash used in operating activities                  $(258,981)             $(1,571,776)
                                                             ---------              -----------

Cash flows from investing activities
      Purchase of Equipment & Improvements                          (0)                 (47,721)

      Net cash used in investing activities                         (0)             $   (47,721)
                                                             ---------              -----------

Cash flows from financing activities
    Proceeds from MMI settlement agreement                          --              $ 1,250,000
    Proceeds from sale of common stock                       $ 250,000              $   341,420
    Payments for offering costs                                     --
Loans & paid-in capital from preferred stockholder                  --                   36,754
                                                             ---------              -----------

    Net cash provided by financing activities                $ 250,000              $ 1,628,174
                                                             ---------              -----------

    Net increase(decrease) in cash and cash
        equivalents                                          ($  8,981)
                                                             ---------

Cash & cash equivalents, beginning of period                 $  17,658
                                                             ---------

Cash & cash equivalents, end of period                       $   8,677
                                                             =========

Interest received                                            $     230
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

2. Unaudited financial statements

      The financial statements as of September 30, 2001 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

      On November 5, 2001, the company filed a copyright and trademark infringement suit against Mattel, Inc. and Rainmaker Corporation in the US District Court Southern District of California case number is 01CV2027W(LAB).

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

ITEM 2. Management's Discussion And Analysis Or Plan Of Operation

      Material Changes in Results of Operations

      Revenues through the Third Quarter of 2001 were approximately 61% higher than revenues for the same period in the previous year. In order to preserve capital, the Company continues with cut-backs, resulting in lowering its Selling, general, and administrative expenses by approximately 40% compared to the Third Quarter of 2000. The Loss from operations for the Third Quarter of 2001 was also reduced by approximately 40% compared to the Third Quarter of 2000.

      Material Changes in Financial Condition

      During the nine month period ended September 30, 2001 the Company's cash position decreased due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities. However, the Company entered into an agreement with LBI Group, Inc. and Vincent Barone for options to purchase stock at a discounted price. Proceeds from this transaction are for 4,000,000 shares at $.05 each. (See S-8 filing of March, 2001.) On May 2, 2001 a Promissory Note was signed by the principals of the LBI Group and Vincent Barone to exercise their options. The Company will be receiving monthly payments in the amount of $6,000.00. (See Exhibit 10.23, Promissory Notes of Paul Lovito, Matthew Lovito, Darrin Lovito, Marc Lovito [LBI Group, Inc.]; and Vincent Barone filed with the Amended10KSB 2000).

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

      On November 5, 2001, the company filed a copyright and trademark infringement suit against Mattel, Inc. and Rainmaker Corporation in the US District Court Southern District of California case number is 01CV2027W(LAB).

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

      The Company issued an additional 1,000,000 shares in August, 2001 in order to execute purchase of options.

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

                                       RAQUEL, INC.
                                       (FORMERLY KNOWN AS COLECCIONES DE RAQUEL)
                                       (Registrant)


Dated: November 25, 2001               By: /s/ Raquel Zepeda
                                          -------------------------------------
                                          Raquel Zepeda,
                                          CEO & Chief Financial Officer