Form 10KSB
period 2001-12-31
RAQUEL INC
filed 2002-05-07
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______to______

                        Commission file number: 0-24798

                               XYNERGY CORPORATION
                        [formerly known as Raquel, Inc].
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

                                 Yes |X| No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2001 were $2,487.

      The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the co,mon stock hasn't traded within the past 60 days.

      The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of December 31, 2001 was 30,100,000.

      Documents incorporated by reference: None.

      Transitional Small Business Issuer Format (check one):

      Yes |_| No |X|

PART I

Item 1.  Description of Business.

Business Development.

      Xynergy Corporation [formerly known as "Raquel, Inc."] was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisitions of Think Blots greeting cards and Web Marketing Network, Inc., Raquel, Inc. became Xynergy Corporation. Xynergy is now a holding company for the following subsidiaries: Raquel of Beverly Hills cosmetics (www.Raquelinc.com), Think Blots greeting cards (www.demented-diagnosis.com), and Web Marketing Network, Inc. (www.TargetPlanet.com).

      Historical Development. Raquel Zepeda, CEO and founder of Xynergy, started the Company as "Colecciones de Raquel of Beverly Hills," a full line of cosmetics, skin care and fragrance. The line was specifically designed for the needs of olive skinned women, targeting the Hispanic/Latin market.

      Ms. Zepeda's inspiration was born from her experience in an attempt to sell another brand of cosmetics: they were unsuitable for olive and sallow skin tones. That experience, coupled with her background in modeling, inspired her to create a cosmetics line for Latina women. In 1983, she introduced Morena Cosmetics in the San Francisco/Bay Area. Ms. Zepeda had quite an impact in that area, Raquel needed more capital to continue. While marketing Morena Cosmetics on a small scale, Raquel dedicated the next 5 years of her life to further research and development. Raquel developed even more unique and effective color formulations, along with guidelines for the golden-skinned woman. Of this, Colecciones de Raquel was created.

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

      In 1995, the Company learned that the A and B warrants had been fraudulently exercised. Transactions for these warrants involved MMI, a brokerage firm based in the Philippines. In September of 1995 MMI settled with the Company and paid for the A and B warrants. All C warrants were canceled.

      From September 1995 through February 1996, the Company received $1,250,000 in full payment for the exercise of the A and B warrants. As a result, the Company was able to expand its operations.

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

      Recent Operations. The Company continued its sales and marketing through its boutiques. Additionally several attempts were made to market through retail stores. However, due to the limited advertising budget, distribution was not accomplished at this level. As an example, Liz Claiborne recently launched a fragrance, "Mambo" to the Latino market, spending $20 million in advertising.

      In May, 2000, the Company entered into an agreement with Susana Consultants for distribution of products in drug stores. Distribution was made in four independent stores. Sales were minimal due to the line's premium category which is not typically sold in drug stores.

      After several attempts at retail marketing of its products, the Company changed its marketing strategy to network marketing, also known as "multi-level marketing" in 2000. A sales and distribution plan has been designed for this particular style of marketing. Upon further financing, the plan will be executed.

      In February, 2001, the Company entered into business consulting agreements with LBI Group and Vincent Barone. In March 2001, Xynergy filed an S-8 to issue stock options for payment of services. These stock options were for purchase of stock at .05 per share; with the stock trading between .21 and .25 per share. All options were exercised [2 million to Vincent Barone and 2 million to LBI Group] in May, 2001. Promissory Notes were signed before issuance of said stock [$100,000 by the principals of LBI Group [Paul Lovito, Matthew Lovito, Darrin Lovito, and Mark Lovito] and $100,000 by Vincent Barone]. The LBI Group's Notes were signed individually by each of the Messrs. Lovito. Payment provisions for the Notes were for monthly installments of $3,000 per month each, by both Mr. Barone and the LBI Group; totalling payments of $6,000 monthly to the Company. This information is available on the Company's S-8 filing, incorporated herein by reference.

      In August, 2001 the Company entered into another business consulting agreement with Anthony Leone, with payment via stock options for one million shares at .05 per share; with the stock trading between $.21 and $.30 . In August, 2001, the Company filed S-8 to effect payment Another Promissory Note was executed in the amount of $50,000, with Mr. Leone exercising all of his options. The Promissory Note's payment provision was for monthly installments of $4,000 per month. This information is available on the Company's S-8 filing, incorporated herein by reference.

      On September 5, 2001, Xynergy acquired "Think Blots," a greeting card line. The line is distinctive in that it combines original ink blot art work with humorous dialogue. The line is currently available on the internet at www.dementeddiagnosis.com.

      The Company filed a lawsuit on November 5, 2001 against Rainmaker Development Corporation ("Rainmaker") and Mattel, Inc. ("Mattel") for copyright and trademark infringement. The Complaint was filed in the United States District Court, Southern District of California, Case No. 01CV2027W (LAB). The Complaint was for the use of the trademark, "Think Blot," for a game produced by Rainmaker which uses the same name and concept as the Company's greeting card line, "Think Blots" which were created in 1987. Rainmaker's date of first use is 1997, ten years after Think Blots' registered copyright.

      Previously, March 2001, Rainmaker Corporation filed and Opposition to Raquel Zepeda's original Application for Trademark Registration for the Think Blots greeting card line. The proceeding was suspended due to the Company's lawsuit against Rainmaker and Mattel, Inc. Rainmaker Corporation filed a Motion for Summary Judgment for the lawsuit in Federal District Court. In April, 2002. their Motion was granted.

      On December 17, 2001, the Company engaged the assistance of Dunn & Bradstreet for collection on Promissory Notes from both the LBI Group and Anthony L. Leone for default and non-payment.

      On December 20, 2001 Xynergy filed another S-8 to issue options for to Jason Chester for services. Options issued were for 2,000,000 shares. Mr. Chester exercised 500,000 shares in December, 2001 and an additional 1,500,000 shares in February, 2002. This information is available on the Company's S-8 filing, incorporated herein by reference.

      Web Marketing Network, Inc. of Canada, ("WMN"), an e-commerce marketing company, was acquired in January 2002. WMN is a provider of advertising services such as opt-in and direct email marketing, pay per click programs, search engine placement, marketing consultation, lead generation, affiliate marketing systems design, multi-level marketing (MLM) customer acquisition programs, custom programming, networking, as well as high end web design and multimedia solutions for over 3000 companies worldwide. Web Marketing Network is experiencing over a 20% growth rate annually, and has been profitable since it's third month in business, six years ago.

      Web Marketing Network has launched numerous successful Internet marketing and advertising ventures, but has paid particular attention to the multi-level marketing (MLM) industry, and has performed customer acquisitions for many MLM companies.

      In March, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes and is incorporated herein by reference.

      On March 26, 2002, Xynergy signed a letter of intent to acquire Corporate Space Power Industries & Electric, Inc. ("CSPIE"). CSPIE has developed an innovative method of tapping solar power through space satellite laser transmission.CSPIE has contracted NASA/JPL engineers to assist in testing the satellite space power system. In a letter of intent from the director of the Institute of Electrical Engineering of the Chinese Academy of Sciences, China has agreed to purchase a power plant system of its own upon completion of the CSPIE's first successful demonstration. The acquisition was consummated on April 22, 2002. Under the terms of the agreement, Xynergy will issue Three Million Shares (3,000,000) shares of common stock in exchange for 100% of CSPIE's assets, including ten million shares (10,000,000) of common stock (which represents all issued and outstanding shares of CSPIE) Further details of this agreement, such as options, etc., are contained the 8-K filing dated May 2, 2002 and are incorporated herein by reference.

      On April 22, 2002, by a unanimous vote of the Board of Directors, Xynergy elected to incorporate Raquel of Beverly Hills in the State of Nevada as a wholly owned subsidiary. Additionally, Xynergy voted to issue ten million shares to Raquel of Beverly Hills in exchange for all 10 million shares of Raquel of Beverly Hills.

Business of the Issuer.

      PRINCIPAL PRODUCTS.

Raquel of Beverly Hills

      The Company markets premium cosmetics (color), skin care, under the trademark, "Raquel of Beverly Hills," and the fragrances "Sabor A Mi, Melody of Eternal Passion" and "-Peligro!". (www.Raquelinc.com)

      Raquel of Beverly Hills cosmetics are unique in that they are designed for a niche market: golden-skinned consumers, which include Hispanics, Asians, and Mediterraneans; specifically targeting the Hispanic/Latin market. The Company's cosmetic line is intended to appeal to these markets by complementing their "golden" skin tones.

      The fragrance was named after a world-famous Latin love song, "Sabor A Mi". The Company has also produced a music CD containing five (5) songs sung by Ms. Zepeda, including "Sabor A Mi". Additionally, the CD contains a fragrance strip of "Sabor A Mi, Melody of Eternal Passion", an ad for the complete line of products, along with purchasing information. The CD is a giveaway with purchase of the fragrance and will also be available for purchase in select music stores.

      The Company's products are intended for use by individuals. As such, there is a possibility that claims for product liability may be made against the Company. Although the producers of the Company's products have advised the Company that they maintain product liability insurance, there is no assurance that such insurance is adequate or will be applicable if claims are made against the Company. The Company also maintains product liability insurance.

      Think Blots Greeting Card Line

      Xynergy markets a greeting card line by the tradename "Think Blots." Combining original ink blot art work with humorous and flirtatious dialogue, they offer an introspective avenue of communication. The line was originally developed in 1987 by Ms. Zepeda and is protected by a registered copyright. The line can be viewed at www.dementeddiagnosis.com.

      In addition, Xynergy will be introducing Demented Diagnosis, a "mental test" as an advertising campaign. Through the Demented Diagnosis ads, people will acquaint themselves with the cards. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

Principal Markets and Marketing Strategy.

Raquel of Beverly Hills

      The Company's principal market is Hispanic/Latin consumer group . It is estimated that Latina women spend twice as much as anglos on cosmetics, a double-digit billion-dollar, growing industry. Raquel of Beverly hills further anticipates a market share of non-Hispanic, golden-skinned consumers such as Asians, Mediterraneans and some Europeans.

      U.S. Hispanic consumers are 20.6 million strong, with a spending power of $440 billion which is expected to double to $880 billion by the year 2010. The U.S. Hispanic cosmetics is estimated to be 1.6 billion, and the Latin American market is estimated to be over $5.9 billion, totaling $7.5 billion.

      In recognition of the strength of this market, Liz Claiborne launched its "latino style" fragrance, "Mambo" in 2001; spending $20 million on adverting. Coty launched "Dulce Vanilla," another "latin fragrance" in 1999. Companies such as Avon, Estee Lauder, Mabelline, Pavion Ltd., Proctor & Gamble, and Revlon have made directional changes in advertising content and product orientation in an effort to more effectively reach the non-Anglo market. Estee Lauder introduced it "Prescriptives" line targeting ethnic women in 1991. According to NPD Beauty Trends, Prescriptives was one of the top selling prestige lines in 1996; and in fiscal 1997 Estee Lauder reported sales of $124.7 million in "other Americas." In 1994, Avon printed a bilingual brochure targeted to Hispanic women in a small test-market study. Avon has identified the Hispanic market as promising because professional appearance is very important to Hispanics and because Hispanic children are introduced to makeup and jewelry at an early age. Avon research reflects that its average order for Hispanics is about $9 higher than for non-Hispanics. Market studies have confirmed that Hispanics generally spend more on consumer goods per capita than do other market segments.

      Raquel of Beverly Hills now plans to increase sales through expansion directly and aggressively through network/multi-level marketing. According to the Direct Selling Association, in 1999 U.S. Retail Sales were equivalent to $24.54 billion. Personal care represented 24.9% or $6.11 billion dollars. In comparison, according to NPD Beauty Trends, cosmetics sales in department stores was $6.5 billion in 1999. Leaders in this industry such as Avon and Jafra reported earnings of $1.343 billion and $76.6 million, respectively for the third quarter of 2000.

      During the near term, the Company intends to concentrate on marketing its products in the Los Angeles, California area which contains a large and growing number of Hispanics. Approximately 3.8 million Hispanics reside in the Los Angeles, California area and comprise approximately 19% of the entire United States Hispanic population. Simmons Hispanic II Study projected that by the year 2005 the U.S. Hispanic market will comprise the largest minority group in the United States. According to McGraw-Hill's 1995 Hispanic Consumer Market Report, Hispanics buying power for 1997 was estimated at $357 billion in the U.S. This report also estimated that Hispanics spent $6 billion on Personal Care Products and Services. (This market segment includes cosmetics, fragrance and skin care.) Latin America`s cosmetic market was $5.9 billion and expected to increase to $7.6 billion by 1998, according to Euromonitor International. Eventually, the Company plans to extend its distribution nationally and internationally.

      The Company intends to market its products utilizing the services of Ms. Zepeda and employees, and does not plan to utilize the services of any other individual or firm spokesperson for these marketing efforts. The Company's ability to maintain or expand its marketing efforts is directly dependent on the level of sales and profitability achieved from its marketing of its products.

      Think Blots Greeting Card Line

      Think Blots greeting card line's principal market will commence in the Los Angeles area and electronically via the internet. Eventually the line will be marketed nationally and internationally.

      Today, the industry generates more than $7.5 billion in retail sales from consumer purchases of more than 7 billion cards. Greeting card retail growth recently has been driven primarily by sales of cards for everyday-general and friendship situations versus seasons (holidays) and by individual cards rather than from packaged or boxed cards. Women purchase approximately 80% of all greeting cards. These facts are attributed to the projected need for more emotion-based me-to-you messages in the form of greeting cards. As such, we now have cards for every relationship, every occasion, every ethnicity, every age group, every gender and every special interest group. Additionally, greeting cards are being sold in more outlets than ever before, as well as being purchased and sent over the Internet.

      To introduce consumers as to how Think Blots concept works, Demented

Diagnosis, a "cartoonish" mental test was developed. Demented Diagnosis, a "mental test" using different Think Blots with multiple choice answers. These answers then provide a humorous conclusion as to the individual's personality. Through our Demented Diagnosis ads, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

      Distribution.

Raquel of Beverly Hills

      Xynergy has developed a new strategy for distribution of Raquel of Beverly Hills products. Direct sales in a simple multi-level marketing format has been developed. Multi-level marketing has several advantages: it is very popular in the Hispanic/Latina market, advertising costs are minimal, and all product sales are either pre-paid or C.O.D.

      A competitive compensation package has been fashioned for promoting both product sales and recruiting. Persons who recruit other consultants will be given override commissions plus a recruiting bonus. Attractive sales kits and a training program have been created to promote sales. Additional compensation/incentive programs will be developed in order to keep sales people motivated.

      Think Blots Greeting Card Line

      Think Blots greeting card line is currently available on the internet. Additionally, it will be available in stores and has obtained the interest of a Los Angeles distributor.

      Additionally, the Company is seeking syndication of Demented Diagnosis in weekly newspapers. (See www.dementeddiagnosis.com.) Xynergy believes obtaining syndication of these "tests" would prove to be an excellent marketing and advertising tool for the greeting card line.

      Competition.

      Raquel of Beverly Hills

      There are numerous other companies that produce and sell cosmetics. Many of these companies are significantly larger, better financed and more established than Raquel of Beverly Hills. Competitors include Revlon, Estee Lauder, Maybelline, Mary Kay and Avon. These companies have established customers and are continually seeking to obtain additional customers.

      Although Raquel of Beverly Hills' competitors are in a better position to effectively market their products, the Company plans to use its focus in the Hispanic market as an edge to "carve" out a portion of market share into this industry.

      Think Blots Greeting Card Line

      Estimates indicate that there are nearly 2,000 greeting card publishers in the U.S. today, ranging from major corporations to small family-run organizations. As indicated above, Think Blots faces substantial competition. However, the Company believes that Think Blots' unique style will give the line a competitive edge.

      Raw Materials.

      Xynergy's products are produced by independent third parties who also obtain the materials used to produce these products. Xynergy believes that these materials are available from various sources at competitive prices. Although Xynergy has not entered into any agreement with any companies, Xynergy has been informed that suppliers will be able to fulfill Xynergy's expected limited need for products on a timely basis. Xynergy anticipates that it will be required to prepay a portion of the price for the products purchased from suppliers upon placing an order and the balance payable upon delivery of the products. Accordingly, Xynergy does not expect to receive credit terms from suppliers. Xynergy also anticipates that, in the future, it may be able to obtain thirty day credit terms from suppliers if the level of its purchases increase. No discussions have been held regarding any such credit terms and there is no assurance that Xynergy will be able to purchase products without paying for them in advance. Xynergy has not experienced any difficulties in obtaining required products from producers. However, Xynergy's experience in obtaining products may not be indicative of its ability to obtain products in the future due to its minimal operations to date.

      Xynergy has not entered into any contracts for either the materials used in producing its products or the production of these products. Accordingly, there can be no assurance that Xynergy will be able to obtain products in quantities, at prices, and at required times to meet its needs. These needs include fulfilling future sales commitments.

      Xynergy does not plan to carry significant amounts of either materials or finished products in its inventory. Therefore, it will be relying on third parties to supply it with products on a continuing basis.

      Patents and Trademarks.

      In December, 1999, Xynergy applied for the tradenames "Chic'a Beverly Hills" and "Yoohoo." Chic'a Beverly Hills will be marketed as a mass-market teen line, along with the fragrance, Yoohoo.

      Xynergy has obtained the trademarks for the following: "-Peligro!", its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," "Chic'a Beverly Hills," a cosmetics line for teens and Raquel of Beverly Hills logo. A trademark for Think Blots is also pending. Additionally, copyrights are held for the following: Color Me Golden, a beauty guide for golden skin tones; Sound Recording for "Sabor A Mi," along with the music Compact Disc, Raquel of Beverly Hills' logo, Raquel of Beverly Hills' product brochure, Think Blots greeting cards, and Demented Diagnosis.

      The formulas for the fragrances "Sabor A Mi," "-Peligro!" and "Yoohoo" were developed by Ms. Zepeda for Raquel of Beverly Hills and are the proprietary formulas of Xynergy.

      Government Regulation.

      Xynergy does not believe that its products are subject to government regulations, including those imposed by the United States Food and Drug Administration. However, Xynergy has not requested nor has it received any notification that its products are not subject to such regulations. If Xynergy's products are subject to any government regulation, noncompliance with such regulations, either presently in effect or subsequently enacted, might adversely effect its ability to market its product.

      Employees.

      As of December 31, 2001, Xynergy employed two(2) persons full time. Xynergy may hire additional part-time secretarial and retail sales employees depending on its level of operations.

      Russell Rockefeller is currently serving as Vice President of Marketing for Raquel, Inc. and President and CEO of Network Marketing Network, Inc., a subsidiary of Raquel, Inc. Mr. Rockefeller is a highly regarded Internet Marketing professional, and has an extensive background in marketing and sales strategies, lead generation, and performance based, results oriented advertising. He has created and managed a profitable and successful e-marketing business for several years.

      Raquel Zepeda, is president and CEO. Along with her experience in banking (6 yrs), legal (8 yrs.), has worked in the cosmetics industry for over ten years. Ms. Zepeda has been the driving force of this venture. Ms. Zepeda used her inventive abilities to create Raquel of Beverly Hills' original fragrances and design all of Raquel of Beverly Hills' product lines. Additionally, Ms. Zepeda created the greeting card line, "Think Blots."

      Xynergy may engage consultants to assist it in various aspects of its business. See "Item 9. Directors, Executive Officers, Promoters and Control Persons".

Item 2. Description of Property.

      Xynergy maintains its main offices at the private home of Ms. Zepeda and maintains a mailing address at 269 So Beverly Drive, Suite 938, Beverly Hills, California.

Item 3. Legal Proceedings.

      In 1999, Xynergy [Raquel, Inc.] filed a lawsuit against Angela Z. Hardy for the return of S-8 stock issued to her for investor relations services. A judgement was obtained against Ms. Hardy.

      In March 2001, Rainmaker Corporation filed and Opposition to Xynergy's Application for trademark for the Think Blots greeting card line. The proceeding was suspended due Xynergy's lawsuit against Rainmaker and Mattel, Inc. (See paragraph below.)

      The Company filed a lawsuit on November 5, 2001 against Rainmaker Development Corporation ("Rainmaker") and Mattel, Inc. ("Mattel") for copyright and trademark infringement. The Complaint was filed in the United States District Court, Southern District of California, Case No. 01CV2027W (LAB). The Complaint was for the use of the trademark, "Think Blot," for a game produced by Rainmaker which uses the same name and concept as the Company's greeting card line, "Think Blots" which were created in 1987. Rainmaker's date of first use is 1997, ten years after Think Blots' registered copyright. Rainmaker Corporation filed a Motion for Summary Judgment. In April, 2002. their Motion was granted.

      Other than these items, there are no material pending legal proceedings to which Xynergy or the property of Xynergy are subject. In addition, no proceedings are known to be contemplated by a governmental authority against Xynergy or any officer or director of Xynergy.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Prior to the completion of Xynergy's initial public offering, there was no trading activity in Xynergy's common stock. Xynergy believes that certain market makers began quoting prices for the shares of Xynergy's common stock following Xynergy's initial public offering which closed August 1994. Xynergy's common stock may be traded in the over-the-counter market and quoted in what are commonly referred to as the "pink sheets" which are posted by Pink Sheets, formerly National Quotation Bureau; or the OTC "Electronic Bulletin Board", which reports quotations by brokers or dealers in particular securities. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in Xynergy's stock is reported under the symbol XYNY (formerly RAQL).

      The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock for the last 3 years.

Year Ended December 31, 1999                                    Closing Bid                Closing Ask

                                                               High       Low              High     Low
                                                               ----       ---              ----     ---
         First Quarter                                        No Bid     No Bid            None     None
         Second Quarter                                       No Bid     No Bid            None     None
         Third Quarter                                        1.63        .125             2        .156
         Forth Quarter                                         .08        .015             .125     .025

Year Ended December 31, 2000                                    Closing Bid                Closing Ask

                                                               High       Low              High     Low
                                                               ----       ---              ----     ---

         First Quarter                                         .07        .017             .153     .025
         Second Quarter                                        .07        .055             .153     .10
         Third Quarter                                         .08        .025             .125     .03
         Forth Quarter                                         .04        .025             .10      .03

Year Ended December 31, 2001                                    Closing Bid                Closing Ask

                                                              High       Low              High     Low
                                                              ----       ---              ----     ---

         First Quarter                                         .125       .03              .25      .04
         Second Quarter                                        .21        .025             .39      .025
         Third Quarter                                         .21        .031             .29      .06
         Forth Quarter                                         .062       .021             .075     .025

      These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

      As of December 31, 2001, there were 1,017 record holders of Xynergy's common stock.

      Common Stock. The authorized capital stock of Xynergy includes 50,000,000 shares of common stock which has a par value of $.0001 per share. The holders of common stock (a) have equal rateable rights to dividends from funds legally available therefor, when and if declared by the Board of Directors of Xynergy; (b) are entitled to share rateably in all of the assets of Xynergy available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of Xynergy; (c) does not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (d) are entitled to one noncumulative vote per share on all matters on which shareholders may vote at all meetings.

      Preferred Stock. The authorized capital stock of Xynergy also includes 10,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of Xynergy has the right to determine the characteristics of any preferred stock. Such characteristics include voting rights, dividend requirements, redemption provisions and/or liquidation preferences.

      The Board of Directors of Xynergy has designated 100,000 shares of preferred stock as Series A Preferred Stock (the "Preferred Stock"). Concurrently with the completion of Xynergy's initial public offering, Ms. Zepeda exchanged the 20,000,000 shares of common stock that she owned for 100,000 shares of Preferred Stock. The rights of the holder of the Preferred Stock (the entire issue of 100,000 shares being held by the President, Raquel Zepeda) have been amended by the Board of Directors to allow the conversion of Preferred stock into common stock at the rate of one share of Series A Preferred stock for 200 shares of Common stock at any time. In 1996, the Board of Directors directed the Corporation to issue 20,000,000 shares of common stock to the President, Raquel Zepeda, in exchange for the 100,000 shares of Preferred stock held by her, and to retire the Preferred Stock. This brought the total of issued and outstanding common stock of the Corporation to 24,000,000 shares. This action was anticipated to have a material dilutive effect on the holders of the Corporation's outstanding common stock. Further, in June of 1998, Xynergy issued 3.3 million shares of common stock through an S-8 filing for payment of services to two consultants. As of September, 1998 a stop trade order was placed on the shares issued through the S-8, due to non-performance. A settlement has been reached with one consultant for return of 700,000 shares. A settlement for the additional 2.6 million shares was settled before the American Arbitration Association and have been canceled.

      In May, 2001, the Company issued 4,000,000 shares to individuals for purchase of stock options. In August, 2001, and December, 2001 the Company issued stock for exercise of options of 1,000,000 shares, and 500,000 shares, respectively. (See Item 1, Recent Operations, Pages 3-4.)

      As of December 31, 2001, there were 30,100,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 18,320,000 shares, Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

      Xynergy has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of Xynergy's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Plan of Operation

      Xynergy has expanded its plan of operation substantially, since its change in strategy as a holding Company. Xynergy's new name, Xynergy, expressly describes this change in plan and mission. XYNERGY, pronounced "zin-er-gee," is derived from "synergy" which means "the combined action of two or more entities to achieve an effect which is greater than that of which each individually is capable.'

      Xynergy's mission is revenue enhancement through an integration of companies in growth and emerging markets. Xynergy believes that this will protect its value as markets change and fluctuate.

      As of April 22, Xynergy has successfully completed three acquisitions:
Think Blots greeting card line, Web Marketing Network, Inc., and Corporate Space Power Industries & Electric, Inc. Additionally, Raquel of Beverly Hills is being incorporated, another one of Xynergy's wholly owned subsidiaries. See Item 1, Recent Operations, Page 3. These companies represent various market segments that will allow Xynergy to maintain its position in the future, no matter how industries and commerce fluctuate.

      Xynergy is preparing to file a registration statement with the SEC for a second round of financing via Forms S-4 or S-3 to obtain working capital for Xynergy and its subsidiaries.

      Material Changes in Financial Condition

      Cash and cash equivalents were $2,721 at December 31, 2001. As a result, revenues from the year 2001 continued to be insufficient to support the selling, general and administrative expenses, nor to execute Xynergy's marketing plan for its products.

      Xynergy's available cash position at December 31, 2001 may not be sufficient to cover Xynergy's operating expenses through calendar year 2002. While its receivables are substantial, and have been submitted to a collection agency for retrieval; recovery of these monies is uncertain. (See Item 1, Recent Operations, Pages 3-4.)

      Material Changes in Results of Operations

      All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses. However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the year ended December 31, 2001. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

Item 7. Financial Statements.

                              XYNERGY CORPORATION
                         (A Development Stage Company)
                         INDEX TO FINANCIAL STATEMENTS

               Xynergy Corporation (formerly know as Raquel, Inc.)
                          (A Development Stage Company)
                                 FINANCIAL AUDIT
                               FOR THE YEAR ENDED
                    December 31, 2001, 2000, & from Inception

                            BEUTEL ACCOUNTANCY CORP.
             Accountancy Corporation o Certified Public Accountants
                        Member of AICPA o Member of CSCPA
            30423 Canwood Street, Suite 112, Agoura Hills, CA 91301
              Telephone: (818) 706-8925 o Facsimile: (818) 706-8926
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Xynergy Corporation (formerly know as Raquel, Inc.)
Beverly Hills, CA

We have audited the accompanying balance sheets of Xynergy Corporation (formerly know as Raquel, Inc.) as of December 31, 2001 and December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The balance sheet of Xynergy Corporation (formerly know as Raquel, Inc.) as of December 31, 2000 and the statements of operations, stockholders' equity, and cash flows from December 1, 1987 (inception) to December 31, 2000 were audited by other auditors, whose report, dated May 20, 2001 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the audit report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Xynergy Corporation (formerly know as Raquel, Inc.) as of December 31, 2001 and the results of their operations and its cash flows for each of the two years in the period December 31, 2001, and the period from December 1, 1987 (inception) to December 31, 2001 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $113,167 during the year ended December 31, 2001, and a net loss of $1,418,027 from inception on December 1, 1987 until December 31, 2001. The Company's significant operating losses raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Agoura Hills, CA
May 2, 2002

                               XYNERGY CORPORATION
                         (FORMERLY KNOW AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000


                                                              2001        2000
                                                         ----------  ----------
                             ASSETS

Current assets:
     Cash                                                $    2,721  $   17,658
     Inventory                                                8,870      57,417
     Prepaid expenses and other receivables                  42,868       2,796
                                                         ----------  ----------
         Total current assets                                54,459      77,871

Loans to employees                                           14,817          --

Property and Equipment                                       34,019      34,019
     Less accumulated depreciation                          (34,019)    (33,244)
                                                         ----------  ----------

         Total assets                                    $   69,276  $   78,646
                                                         ==========  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts Payable                                    $   32,471  $       --
     Accrued Expenses                                            --       5,332
     Loans Payable                                            6,132          --
                                                         ----------  ----------

         Total Liabilities                                   38,603       5,332
                                                         ----------  ----------

Stockholders' equity:
     Preffered stock, $.001 par value, 10,000,000
     shares authorized, 0 shares issued and
     outstanding Common stock $.0001 par value; shares
     authorized 50,000,000 issued and outstanding
     30,100,000 for 2001 and 24,700,000 for 2000              3,010       2,470
     Paid-in capital                                      1,445,690   1,375,704
     Retained earnings (deficit)                         (1,418,027) (1,304,860)
                                                         ----------  ----------

    Total stockholders' equity                               30,673      73,314
                                                         ----------  ----------

    Total liabilities and stockholders' equity           $   69,276  $   78,646
                                                         ==========  ==========


              See accompanying notes to the financial statements.

                XYNERGY CORPORATION
          (FORMERLY KNOW AS RAQUEL, INC.)
           (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF OPERATIONS

                                               For the years
                                             ended December 31,         From inception on
                                       ----------------------------   December 1, 1987 until
                                           2001            2000         December 31, 2001
                                       ------------    ------------     -----------------

Sales                                  $      2,487    $      6,637      $    48,074

Cost of goods sold                              908           1,392           24,627
                                       ------------    ------------      -----------

Gross profit                                  1,579           5,245           23,447

Operating expenses                          115,186         104,920        1,554,222
                                       ------------    ------------      -----------

Loss from operations                       (113,607)        (99,675)      (1,530,775)

Other income                                                                      --
     Interest income                            234           2,800           92,180
     Litigation settlement                       --              --           20,000
     Miscellaneous                            1,006              --            6,968
                                       ------------    ------------      -----------

         Total other income                   1,240           2,800          119,148
                                       ------------    ------------      -----------

(Loss) before Income Taxes                 (112,367)        (96,875)      (1,411,627)

Provision for income taxes                      800             800            6,400
                                       ------------    ------------      -----------

Net loss                               $   (113,167)   $    (97,675)     $(1,418,027)
                                       ============    ============      ===========


Income (Loss) per share:
     Basic and diluted                 $      (0.00)   $      (0.00)
                                       ============    ============

Number of shares used in the per
     share calculation:
     Basic and diluted                   30,100,000      24,700,000
                                       ============    ============


              See accompanying notes to the financial statements.

                               XYNERGY CORPORATION
                         (FORMERLY KNOW AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                    Common Stock                      Deficit
                              ----------------------    Additional   during the        Total
                                Number                   Paid-In     development   Stockholders'
                               of Shares      Amount     Capital       stage         Equity
                              -----------    -------    ----------   -----------    ---------

 Balance, December 31, 1998    27,300,000    $ 2,730    $1,375,444   $(1,037,508)   $ 340,666

Common stock cancelled         (2,600,000)      (260)          260                         --

Net loss for the year ended
  December 31, 1999                                                     (169,677)    (169,677)
                              -----------    -------    ----------   -----------    ---------

 Balance, December 31, 1999    24,700,000      2,470     1,375,704    (1,207,185)     170,989

Net loss for the year ended
  December 31, 2000                                                      (97,675)     (97,675)
                              -----------    -------    ----------   -----------    ---------

 Balance, December 31, 2000    24,700,000      2,470     1,375,704    (1,304,860)      73,314

Issuance of shares              5,400,000        540        69,986            --       70,526

Net loss for the year ended
  December 31, 2001                                                     (113,167)    (113,167)
                              -----------    -------    ----------   -----------    ---------

 Balance, December 31, 2001    30,100,000    $ 3,010    $1,445,690   $(1,418,027)   $  30,673
                              ===========    =======    ==========   ===========    =========


              See accompanying notes to the financial statements.

                         XYNERGY CORPORATION
                   (FORMERLY KNOW AS RAQUEL, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS

                                                                              For the years
                                                                            ended December 31,       From inception on
                                                                          ---------------------    December 1, 1987 until
                                                                            2001         2000        December 31, 2001
                                                                          ---------    --------    ----------------------

Cash flows from operating activities:
     Net income (loss)                                                    $(113,167)   $(97,675)       $(1,418,027)

     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
            Depreciation                                                        774       6,509             42,369
            Loss on abandoned leasehold improvement                              --       5,351              5,351
     (Increase) decrease in:
            Inventory                                                        48,547       4,379             (8,870)
            Prepaid expenses and other assets                               (40,072)        392            (42,868)
            Deposits                                                             --       2,200                 --
     Increase (decrease) in:
            Accounts payable and accrued liabilities                         33,271      (2,861)            38,603
                                                                          ---------    --------        -----------
               Net cash (used in) operating activities                      (70,647)    (81,705)        (1,383,442)
                                                                          ---------    --------        -----------
Cash flows used for investing activities:
     (Payments) to acquire property and equipment                                --          --            (47,721)
                                                                          ---------    --------        -----------

               Net cash provided by (used in) investing activities               --          --            (47,721)
                                                                          ---------    --------        -----------

Cash flows from financing activities:
     Proceeds from MMI settlement agreement                                      --          --          1,250,000
     Proceeds (repayment) of note payables                                       --          --             91,420
     Proceeds from issuance of common stock and paid in capital              55,710          --             92,464
                                                                          ---------    --------        -----------
               Net cash provided by (used in) financing activities           55,710          --          1,433,884
                                                                          ---------    --------        -----------
Net increase (decrease) in cash and cash equivalents                        (14,937)    (81,705)             2,721

Cash and cash equivalents at beginning of year                               17,658      99,363                 --
                                                                          ---------    --------        -----------
Cash and cash equivalents at end of year                                  $   2,721    $ 17,658        $     2,721
                                                                          =========    ========        ===========

Supplemental disclosure of cash flow information:

     Interest paid                                                        $   1,188    $  2,800        $    93,134
                                                                          =========    ========        ===========
     Income taxes paid                                                    $     800    $    800        $     6,400
                                                                          =========    ========        ===========
Supplemental disclosure of non-cash investing and financing activities:

     2,600,000 shares of common stock cancelled                           $      --    $     --        $       260
                                                                          =========    ========        ===========


              See accompanying notes to the financial statements.

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


1. Summary of significant accounting policies:

      Organization and line of Business

      Xynergy Corporation (formerly know as Raquel, Inc.) the "company" was organized under the laws of the state of Nevada on August 6, 1993. As of March 31, 1994, the Company issued 20,000,000 shares of its common stock for the business known as Colecciones de Raquel, Inc. in a reorganization of entities under common control accounted for at historic cost in a manner similar to pooling of interest accounting as the Company's sole stockholder was the sole proprietor of the predecessor business. Accordingly, the accompanying financial statements and notes include the accounts of Colecciones de Raquel, Inc. since its inception on December 1, 1987. The Company elected to change its name from Raquel, Inc. to Xynergy Corporation on January 22, 2001.

      Cash and Cash Equivalents

      For the purpose of the statement of cash flows, cash equivalents include amounts invested in a money market account with a high-quality financial institution.

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

      Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising costs were $2,418 and $4,413 for the years ended December 31, 2001 and 2000, respectively.

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


1. Summary of significant accounting policies (continued):

      Income Taxes

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      Net Loss Per Share

      For the year ended December 31, 2001, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basis earnings per share and diluted earnings per share are the same.

      Comprehensive Income

      For the year ended December 31, 2001, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during the period from non-owner courses. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translations adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

      Start-up Costs

      The Company expenses all start-up and organization costs as incurred and is therefore not impacted by this SOP.

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


1. Summary of significant accounting policies (continued):

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

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


3. Common and Preferred Stock Transactions (continued):

      In February 1995, all of the B Warrants were exercised in a transaction the Company claims was fraudulent. Although the Company received no portion of the $1,000,000 exercise price, Units consisting of one share of common stock and one C Warrant were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the B Warrants.

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

      The Company had agreed within one year of the Agreement to sell MMI an additional 1,000,000 shares of common stock at a price of $1.00 per share in place of the shares, which could have been purchased upon exercise of the C Warrants, which were issued upon exercise of the B Warrants and subsequently cancelled bye the Company. As part of the agreement with MMI, the Company has consented to MMI commencing legal proceedings in the name of MMI against third parties to recover MMI's damages suffered as result of or in connection with MMI's purchase of the Shares and has agreed to assist and cooperate with MMI in any such action. The agreement has expired and MMI has not purchased and additional 1,000,000 shares of common stock.

      Series A Convertible Preferred Stock

      The preferred stock has a redemption price and liquidating value of $.001 per share (aggregate $1,000) and is not entitled to dividends. Under limited circumstances the Company may elect to redeem the preferred stock. If such and election is made, all outstanding shares of preferred stock must be redeemed. Upon liquidation, dissolution or winding up of the affairs of the Company, each share of preferred stock is entitled to receive its par value of $.001 before any distributions are made to holders of common stock.

      In June 1996, the Company retired 100,000 shares of Series A convertible preferred stock which was exchanged for 20,000,000 shares of common stock.

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


3. Common and Preferred Stock Transactions (continued):

      Issuance and Cancellation of Common Stock

      In June 1998, the Company issued 2,600,000 shares of common stock in exchange for consulting services to be performed. In addition, upon signing of the agreement, the Company paid out-of-pocket expenses of $15,000 for the first three months. In July, 1998, the Company placed a stop trade order on the above shares. In August 1999, the Company under went arbitration proceedings with the above individual who allegedly failed to deliver performance according to the contractual agreement and was awarded with the return of 2,600,000 shares of common stock and $10,000. The Company later cancelled the 2,600,000 shares of common stock, and will be filing a judgment with the court in order to collect the $10,000. The Company estimates the probability of collecting the debt is about 50%.

      Incentive Stock Option Plan

      The Company has adopted and Incentive Stock Plan (the "Plan"). The Plan authorizes the granting of options to employees of the Company to purchase and aggregate of $500,000 shares of common stock at no less than the fair market value of the common stock at the date the option is granted. For owners of 10% or more of the voting power of the Company's stock, the option prices must be at least 20% or more of the fair market value of the common stock at the date the option is granted. No option may be granted after August 6, 2003. No options have been granted under the Plan to date.

4. Income Taxes:

      The Company has no material temporary differences that would result in deferred taxes. The Company does, however, have loss carry forwards, which may result in deferred tax assets in the future. At December 31, 2000, the Company has approximately 1,258,000 and 1,162,000 of federal and state net operating loss carry forwards, respectively, which begin to expire in 2018 and 2003, respectively. For the years ended December 31, 2001, and 2000, the provision for income taxes represents the minimum state franchise tax.

      The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at December 31, 2001.


      Loss carry forwards                                         $503,000
      Valuation allowances                                        $503,000
                                                                  --------

      Deferred tax assets                                         $      0
                                                                  ========

The valuation allowance has been decreased by $1,000 during the year ended December 31, 2001.

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


5. Going Concern:

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements indicated that the Company incurred a net loss of $113,167 during the year ended December 31, 2001, a net loss of $1,418,027 from inception on December 1, 1987 until December 31, 2001. The Company's significant operating loss raises substantial doubt about its ability to continue as a going concern. Management's plan is revenue enhancement through an integration of companies in growth and emerging markets.

6. Subsequent Events:

      In January 2002, the Company executed a reverse spit at 100 to 1.

      In January 2002, the Company increased the number of common stock shares authorized from 500,000 to 250,000,000 and preferred stock from 100,000 to 50,000,000.

      In January 2002, the Company acquired Web Marketing Network, Inc. of Canada ("WMN"), an e-commerce marketing company. WMN is a provider of advertising services such as opt-in and direct email marketing, pay per click programs, search engine placement, marketing consultation, lead generation, affiliate marketing systems design, multi-level marketing (MLM) customer acquisition programs, custom programming, networking, as well as high end web design and multimedia solutions for over 3000 companies worldwide.

      In April 2002, the Company acquired Corporate Space Power Industries & Electric, Inc. ("CSPIE"). CSPIE has developed an innovative method of tapping solar power through space satellite laser transmission. Under terms of the agreement, Xynergy will issue three million shares (3,000,000) of common stock in exchange for 100% of CSPIE's assets, including ten million shares (10,000,000) of common stock (which represent all issued and outstanding shares of CSPIE).

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

      On April 23,2002, Xynergy Corporation signed an engagement letter with Buetel Accountancy Corporation. This change was reported in the Company's 8-K filing dated May 2, 2002, and is incorporated herein by reference.

      This change was not affected as a result of a dispute or disagreement.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors and executive officers of Xynergy are as follows:

         Name                      Age          Position
         ----                      ---          --------

         Raquel Zepeda             50           President and Chairman
         Edward A.  Rose, Jr.      50           Corporate Secretary and Director

      Directors serve until the next annual meeting of shareholders and until their successors have been elected and have been qualified. Officers serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have been qualified.

      RAQUEL ZEPEDA, has served as President and as a director of Xynergy since its inception on August 6, 1993 and as the Treasurer of Xynergy since August 1995. Ms. Zepeda established RAQL as a sole proprietorship in 1987. See "Business". From July 1993 to July 1994, Ms. Zepeda was employed as a legal secretary by the law firm of Rosky, Landau, Stall & Sheehy. From July 1992 to July 1993 she was employed in a similar capacity by the law firm of Turner, Gerstenfeld, Wilk, Tigerman & Young. From April 1988 to July 1992, Ms. Zepeda was employed as a temporary legal secretary by various law firms in the Los Angeles, California area. None of the law firms that employed Ms. Zepeda has any relation to Xynergy.

      EDWARD A. ROSE, JR., has served Xynergy since January, 2000 when they entered into an employment agreement. He will be acting as Vice President, General Counsel, and Chief Financial Office; and member to the Board of Directors. However, since September Mr. Rose's commitments, he now only acts as Corporate Secretary and Director. Mr. Rose's extensive experience encompasses over twenty years in finance and law, including positions with several Fortune 100 companies. He is a Certified Public Accountant both in New York and California. Additionally, Mr. Rose is a practicing business litigation and tax attorney in California and was admitted to the State Bar in 1995. Further, he is an adjunct professor of accounting and taxation at National University. Mr. Rose holds several degrees, J.D. from Western Sierra Law School; M.B.A. from Fairleigh Dickinson University; and a B.S. from Ohio State University. He is also a member of several professional organizations: San Diego County Bar Association, California Society of Certified Public Accountants, American Institute of Certified Public Accountants, AICPA Division for CPA Firms, and American Association of Attorney-CPA's.

      Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Xynergy's officers and directors and persons who own more than 10% of Xynergy's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Xynergy with copies. During each of the fiscal years ended December 31, 2001, and 1996, each of the directors and officers filed the required Form 3.

Item 10. Executive Compensation.

      Compensation of Officers. No executive officer of Xynergy was paid cash or non-cash compensation in excess of $100,000 during calendar year 1999, 1997, or 1996 and Xynergy had and has no compensation plans in place and no officer has received non-cash compensation, other than employee benefits made available to all employees of Xynergy. The following table sets forth the cash compensation paid by Xynergy to its chief executive officer for services rendered during calendar years 1998, 1999, 2000, and 2001.

                                             Annual Compensation (1)
                                             -----------------------

     Name and                                                   Other Annual
Principal Position             Year   Salary ($)   Bonus ($)    Compensation
------------------             ----   ----------   ---------    ------------

Raquel Zepeda, President       2001         --         --             --
                               2000         --         --             --
                               1999     60,000         --             --
                               1998     65,000         --             --

      Incentive Stock Option Plan. Xynergy has adopted an Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to secure and retain key employees of Xynergy. The Plan authorizes the granting of options to key employees of Xynergy to purchase an aggregate of 500,000 shares of commons stock, subject to adjustment for various forms of reorganizations that may occur. No options may be granted after August 6, 2003 and the fair value of an option to each optionee cannot exceed $100,000 per year. An employee must have six months of continuous employment with Xynergy before he or she may exercise an option granted under the Plan. The option exercise price may not be less than 100% of the fair market value of the shares at the time of the granting of such option. In the event an option is granted to a stockholder who owns 10% or more of Xynergy's shares at the time of the grant of the option, the option price must not be less than 110% of the fair market value of the shares at the time of such grant. Options granted under the Plan are nonassignable and terminate three months after employment by the optionee ceases, except if employment terminates due to the disability of the optionee, in which event the option will expire twelve months from the date employment ceases. The Plan is administered by Xynergy's Board of Directors. No options have been granted under the Plan. It may be expected that any options granted will be exercised only if it is advantageous to the option holder and when the market price of Xynergy's common stock exceeds the option price. In the event that Xynergy grants options pursuant to the Plan, the existence of such options may have a negative effect on the market price of Xynergy's common stock.

      Compensation of Directors. Directors have received 10,000 shares of common stock as compensation for their services.

      Employment Agreement.. In January, 1996, Xynergy and Ms. Zepeda entered into an Amendment No. 1 to the original Employment Agreement which provides for her full time employment by Xynergy. The Amendment provides a base salary effective January 1, 1995 of $50,000 per annum, increasing to $60,000 per annum effective January 1, 1996 and thereafter increasing only for cost of living adjustments. The Amendment provides for incentive compensation as determined by the Board of Directors of Xynergy considering as a factor in such incentive compensation the profitability of Xynergy. In 1997, Ms. Zepeda received an 8.33% increase to $65,000 per year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock as of December 31, 2001:

                                                     Amount and                                  Percent of
                           Name and Address of       Nature of                  Percent of       all Voting
Title of Class             Beneficial Owner          Beneficial Owner           Class            Classes
--------------             ----------------          ----------------------     -------          ----------
Common Stock               Raquel Zepeda             18,378,000 shares          58%               58%
                           269 So. Beverly Dr.       owned directly
                           Monica Blvd.
                           Beverly Hills, CA

      As of December 31, 2001, there were 30,100,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, Xynergy has securities outstanding with an aggregate of 30,100,000 votes.

      Security Ownership of Management. The following table sets forth as to each class of equity securities of Xynergy beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:

                                             Amount and
                   Name and Address of       Nature of             Percent of
Title of Class     Beneficial Owner          Beneficial Owner      Class
--------------     ----------------          ----------------      -----------

Common Stock       Raquel Zepeda             18,378,000 shares         61%
                   269 So. Beverly Dr.       owned directly
                   Monica Blvd.
                   Beverly Hills, CA

                   Edward A.  Rose, Jr       1,000,000 shares         033%
                   269 So. Beverly Dr.       owned directly
                   Monica Blvd.
                   Beverly Hills, CA

Common Stock       All executive officers    19,648,000 shares         64%
                   and directors as a
                   group (2 persons)

      Changes in Control. Other than the Employment Agreement with Ms. Zepeda, there are no agreements, arrangements, or pledges of securities of Xynergy, the operation of which may at a subsequent date result in a change of control of Xynergy.

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

3.9 Certificate of Amendment to Articles of Incorporation filed with the Company's 8-K, dated May 2, 2002, and incorporated herein by reference.

4.1 Specimen Certificate of Common Stock, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(a).

4.2 Form of Warrant Agreement, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994
          Exhibit 4(b).

Exh.
No.       Description
----      -----------

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

Exh.
No.       Description
----      -----------

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

10.11 Distribution Agreement between Raquel, Inc. [formerly known as Colecciones de Raquel] and R-Town Entertainment incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

10.12 Trademark No. 2,050,606 for Raquel, Inc. [formerly known as Colecciones de Raquel] Face Logo" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998..

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

10.18 Notice of Approval of Extension Request for Trademark "PELIGRO", SR 75/074408 incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998. Exh. No. Description

10.19     Contract with Con Estilo Latino

10.20 Contracts with A.R. Hardy & Associates and John W. Vanover incorporated herein by reference from Form S-8 filed on June 17, 1998 (File No. 333-57061)

10.21     Trademark applications for "Chic'a Beverly Hills" and "Yoohoo."

10.22     Employment agreement with Edward A. Rose, Jr.

10.28 Acquisition Agreement between Corporate Space Power Industries and Electric, Inc. and Xynergy Corporation; incorporated herein by reference from Form S-8 filed on May 3, 2002.

10.29 Letter to Oppenheim & Ostrick incorporated herein by reference from Form S-8 filed on May 3, 2002.

      (b) Reports on Form 8-K.

      On September 20, 2000 a Form 8-K was filed, reporting the acquisition of Think Blots greeting card line. The filing included the Acquisition Agreement as an exhibit and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2002                          XYNERGY CORPORATION
                                            [formerly known as RAQUEL, INC.]


                                            By: /s/ Raquel Zepeda
                                               ---------------------------------
                                                Raquel Zepeda, President, Chief
                                                  Executive Officer & Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

 /s/ Edward A.  Rose           Corporate Secretary                 May 3, 2002
---------------------------    and Director)
EDWARD A.  ROSE, JR.