Form 10QSB
period 2002-03-31
RAQUEL INC
filed 2002-05-23
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, 2002 to March 31, 2002

                         Commission File Number 0-24798

                               XYNERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Nevada                                             93-1123005
(State or other jurisdiction                                 (IRS Employer
     of Incorporation)                                   Identification Number)

         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
                    (Address of principal executive offices)

                                 (310) 274-0086
                           (Issuer's telephone number)

                         formerly known as Raquel, Inc.
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

At March 31, 2002, 16,100,000 shares of the Company's $.0001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                PAGE
                                                                            ----

(a) Balance Sheet (Unaudited) - March 31, 2002 ........................       3

(b) Statements of Operations (Unaudited) - Three months ended
    September March 31, 2002 and 1999 Period from Inception
    (December 1, 1987) to March 31, 2002 ..............................       4

(c) Statement of Stockholder's Equity (Unaudited) - Period from
    Inception (December 1, 1987) to March 31, 2002 ....................       5

(d) Statements of Cash Flows (Unaudited) - Three months ended
    March 31, 2002 and Period from Inception (December 1,
    1987) to March 31, 2002 ...........................................       6

(e) Notes to Unaudited Financial Statements ...........................   7 & 8

ITEM 2. Management's Discussion and Analysis or Plan of Operation .....       9

PART II - OTHER INFORMATION ...........................................  10 & 11

                               Xynergy Croporation
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                      March 31, 2002
                                                               ----------------------------
Assets

  Current Assets

    Cash and equivalents                                                        $       527
    Merchandise Inventory                                      $    8,870
    Deposits paid and other assets                             $  294,434
                                                                                -----------
    Total Current Assets                                                        $   303,831

  Equipment, Furniture & Fixtures,
   net of accumulation & depreciation                          $        0               774

  Total Assets                                                                  $   303,831
                                                                                ===========

Liabilities and Stockholders Equity

  Current Liabilities
    Accounts payable & Taxes payable                           $   41,992

    Total current liabilities                                                   $    41,992

  Stockholder's equity
    Common stock - $.0001
    par value, 50,000,000 shares
    authorized, 16,100,000 shares
    issued and outstanding                                                            2,970

    Additional paid in capital                                  1,625,204

   Deficit accumulated during the development stage                              (1,335,300)

    Total stockholder's equity                                 $ (261,839)

  Total liabilities and stockholder's equity                   $  303,831

See accompanying notes to financial statements

                               Xynergy Corporation
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                               Nine Months
                                                  Ended
                                              March 31, 2002       Inception 12/87 to June 30, 2001
                                                   2001                2000                 2001
                                              --------------       -----------          -----------

Sales                                                   115                875               47,054
Cost of Goods Sold                                        0                184               24,062
                                                -----------                             -----------           -----------

Gross Profit                                            115                691               22,992

Selling, general, and                                 2,323             46,897            1,460,423
administrative expenses                         -----------        -----------          -----------

(Loss) from operations                               (2,028)                                (46,206)          (1,437,431)

Other Income                                              0              2,131              118,125

Loss before provision                                (2,028)           (44,075)          (1,319,306)
for income taxes
Provision for income taxes                                                                                        (6,400)

Net Loss                                        $    (2,028)                            $   (44,075)         $(1,325,706)
                                                ===========                             ===========          ===========

Net Loss per share                              $     (.001)                            $      (.01)
                                                ===========                             ===========

Weighted average number                          16,100,000         24,700,000
of common shares                                ===========        ===========

See accompanying notes to financial statements

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                 Deficit
                                                                         Addt'l          During the
                                      Common            Stock            Paid In        Development
                                      Shares            Amount           Capital           Stage              Total
                                   ------------      ------------     ------------      ------------      ------------
Balance,                             24,000,000      $      2,400     $  1,375,444      $   (819,926)     $    557,918
December 31, 1997

Common Stock issued for
  consulting services                 3,000,000               330              330

Net Loss                                                                                    (217,582)         (217,582)
                                   ------------      ------------     ------------      ------------      ------------

Balance, December 31, 1998           27,300,000             2,730     $  1,375,444        (1,037,508)          340,666

Common stock canceled                                  (2,600,000)            (260)                0

Net Loss                                                                                    (169,677)         (169,677)
                                   ------------      ------------     ------------      ------------      ------------

Balance, December 31, 1999           24,700,000      $      2,470     $  1,375,704      $ (1,207,185)     $    170,989

Net Loss                                                                                     (97,675)          (97,675)

Balance December 31, 2000            24,700,000      $      2,470     $  1,375,704      $ (1,304,860)     $     73,314

Net Loss March 31, 2002                                                     (2,028)

Common Stock issued for
  consulting services                 1,500,000      $        150     $          0

Balance, March 31, 2002              16,100,000      $      1,610     $  1,625,704      $ (1,321,873)     $303,831

See accompanying notes to financial statements

                               Xynergy Corporation
                         (formerly known as Raquel, Inc)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                  Period from Inception
                                                          For the Three Month     December 31, 1987
                                                          Period Ended            to Current
                                                          March 31, 2002          September 30, 2001
                                                          ------------------      ---------------------
Cash flows from operating activities
 Net loss                                                    $   (2,208)            $(1,335,299)
Adjustments to reconcile net loss
to net cash used in operating activities
      Depreciation                                                    0                  47,721
    (Increase) decrease in
      Inventory                                                   3,547                 (53,870)
      Prepaid expenses & other assets                          (231,286)               (234,082)

    Increase (decrease) in
      Accounts Payable & accrued                                   (803)                  6,135
expenses                                                     ----------             -----------

      Net cash used in operating                             $ (258,981)            $(1,571,776)
activities                                                   ----------             -----------

Cash flows from investing activities
      Purchase of Equipment &                                        (0)                (47,721)
      Improvements
Net cash used in investing activities                                (0)            $   (47,721)
                                                             ----------             -----------

Cash flows from financing activities
    Proceeds from MMI settlement
    agreement
                                                             $1,250,000
    Proceeds from sale of common                             $  250,000             $   341,420
    stock
    Payments for offering costs
Loans & paid-in capital from                                         --                  36,754
preferred stockholder                                        ----------             -----------

    Net cash provided by financing                           $  250,000             $ 1,628,174
     activities                                              ----------             -----------

    Net increase(decrease) in cash and cash
        equivalents                                          $   (2,208)

Cash & cash equivalents, beginning of period                      2,721             $    17,658
                                                             ----------

Cash & cash equivalents, end of period                       $      500             $     8,677
                                                             ==========

Interest received                                                                   $       230
                                                                                    ===========

                                  Raquel, Inc.
                    (formerly known as Colecciones de Raquel)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

1.    Business

      Xynergy Corporation, formerly known as Raquel, Inc.) (The "Company") designs and markets cosmetics, skin care, fragrance, and lingerie. The Company's cosmetics line is specifically designed for golden skin tones such as sallow and olive complexions.

2.    Unaudited financial statements

      The financial statements as of March 31, 2002 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB. Further, the complete financial statements for the subsidiary Web marketing Network are not inclusive, and will be filed in an emended Form 10Q.

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

      Material Changes in Financial Condition

      During the three month period ended March 31, 2002 the Company's cash position decreased due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

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

Item 3. Defaults Upon Senior Securities

      Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Inapplicable.

Item 5. Other Information

      Inapplicable.

Item 6. Exhibits and Reports on Form 8K

      (a)   Exhibits

            Inapplicable.

      (b)   Reports on Form 8-K

      On January 10, 2002, Raquel, Inc., acquired Web Marketing Network, Inc. Details of this transaction are available on Form 8K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XYNERGY CORPORATION
                                       (FORMERLY KNOWN AS RAQUEL, INC)
                                       (Registrant)


Dated: May 22, 2002               By: /s/ Raquel Zepeda
                                          ------------------------------
                                          Raquel Zepeda,
                                          CEO & Chief Financial Officer