Form 10QSB/A
period 2002-03-31
RAQUEL INC
filed 2002-06-13
CIK 920749

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

                         Commission File Number 0-24798

                               XYNERGY CORPORATION
                        [Formerly known as RAQUEL, INC.]

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

                           formerly known Raquel, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

At March 31, 2002, 15,315,697 shares of the Company's $.001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                PAGE
                                                                            ----

         (a) Balance Sheet (Unaudited) -March 31, 2002 ......................  1

         (b) Statements of Operations (Unaudited) - Three months
             ended March 31, 2002 and 2001 Period from
             Inception (December 1, 1987) to March 31, 2002..................  2

         (c) Statement of Stockholder's Equity (Unaudited) -
             Period from Inception (December 1, 1987) to March 31, 2002......  3

         (d) Statements of Cash Flows (Unaudited) - Three months
             ended March 31, 2002 and Period from
             Inception (December 1, 1987) to March 31, 2002..................  4

         (e) Notes to Unaudited Financial Statements.........................  5

ITEM 2.  Management's Discussion and Analysis or
         Plan of Operation...................................................  7

PART II - OTHER INFORMATION..................................................  8

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                                  March 31, 2002
                                                                                  --------------
Assets

         Current Assets

                  Cash and equivalents                                             $       527
                  Merchandise Inventory                                                  8,870
                  Deposits paid and other assets                                       341,855
                                                                                   -----------

                  Total Current Assets                                                 351,252

         Equipment, Furniture & Fixtures, net of accum. depr. $34,019                       -0-
                                                                                   -----------

         Total Assets                                                              $   351,252
                                                                                   ===========

Liabilities and Stockholders Equity

         Current Liabilities
                  Accounts payable & Taxes payable                                 $    40,492

                  Total current liabilities                                        $    40,492

         Stockholder's equity
                  Common stock - $.001 par value, 250,000,000 shares authorized,
                  15,315,697 shares issued and outstanding                              15,316

                  Additional paid in capital                                         1,720,690

                  Deficit accumulated during the development stage                  (1,425,246)

                  Total stockholder's equity                                           310,760

         Total liabilities and stockholder's equity                                $   351,252
                                                                                   ===========

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months          Inception 12/87 to
                                                         Ended March 31,               March 31,
                                                      2002             2001             2002
                                                      ----             ----             ----
Sales                                                    115             932            48,189
Cost of Goods Sold                                        --             233            24,627
                                                ----------------------------------------------

Gross Profit                                             115             699            23,562

Selling, general, and administrative expenses          7,334           8,022         1,561,556
                                                ----------------------------------------------

(Loss) from operations                                (7,219)         (7,322)       (1,537,994)

Other Income                                              --             168           119,148

Loss before provision for income taxes                (7,219)         (7,200)       (1,418,846)

Provision for income taxes                                --             800            (6,400)

Net Loss                                             ($7,219)        ($7,200)      ($1,425,246)
                                                ==============================================

Net Loss per share                                     ($.01)          ($.01)
                                                ============================

Weighted average number of common shares          15,315,697      24,700,000
                                                ============================

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                          Deficit
                                                                          Addt'l         During the
                                                Common Stock              Paid In       Development
                                            Shares          Amount        Capital          Stage           Total
                                          ----------------------------------------------------------------------
Balance, December 31, 1998                27,300,000          2,730      $1,375,444      (1,027,508)      340,666

Common stock canceled                     (2,600,000)          (260)                                            0

Net Loss                                                                                   (169,677)     (169,677)
                                          ----------      ---------      ----------     -----------      --------

Balance, December 31, 1999                24,700,000      $   2,470      $1,375,704     $(1,207,185)     $170,989

Net Loss                                                                                    (97,675)      (97,675)
                                          ----------      ---------      ----------     -----------      --------

Balance December 31, 2000                 24,700,000      $   2,470      $1,375,704     $(1,304,860)     $ 73,314

Net Loss for 12/31/01                                                                      (113,167)     (113,167)

Balance December 31, 2001                 30,100,000      $   3,010      $1,445,690     $(1,418,027)     $ 30,673
                                          ----------      ---------      ----------     -----------      --------

Common Stock Issued for options            1,500,000      $     150      $   37,500
                                           ---------      ---------      ----------

Total Before Reverse                      31,600,000      $   3,160      $1,483,190

Reverse-split (100 to 1)                 (31,284,303)     $  (3,128)

Total After Reverse                          315,697      $      32
                                                          =========
Increase in par value to .001                             $     316

Common Stock issued for options            3,500,000      $   3,500      $  237,500
Common Stock, 144 restricted issued       11,500,000      $  11,500
Net Loss March 31, 2002                                                                 $    (7,219)
                                          ----------      ---------      ----------     -----------      --------

Balance, March 31, 2002                   15,315,697      $  15,316      $1,720,690     $(1,425,246)     $310,760

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        Period from Inception
                                                    For the Thee Month Period Ended         December 31, 1987
                                                                          March 31,                to Current
                                                                               2002            March 31, 2001
                                                    ---------------------------------------------------------
Cash flows from operating activities
Net loss                                                                  $  (7,219)             $(1,425,246)
Adjustments to reconcile net loss to net cash used in
operating activities
              Depreciation                                                        0                   42,369
        (Increase) decrease in
              Inventory                                                                               (8,870)
              Prepaid expenses & other assets                              (271,864)                (314,732)

         Increase (decrease) in
              Accounts Payable & accrued expenses                             1,889                   40,492
                                                                          ---------              -----------

              Net cash used in operating activities                       $(277,864)             $(1,665,987)
                                                                          ---------              -----------

Cash flows from investing activities
              Purchase of Equipment & Improvements                               (0)                 (47,721)

              Net cash used in investing activities                              (0)             $   (47,721)
                                                                                                 -----------

Cash flows from financing activities
         Proceeds from MMI settlement agreement                                  --              $ 1,250,000
         Proceeds from sale of common stock                                 275,000                  433,936
         Payments for offering costs                                             --

Loans & paid-in capital from  stockholder                                        --                   36,754
                                                                          ---------              -----------

         Net cash provided by financing activities                          275,000              $ 1,720,690
                                                                          ---------              -----------

         Net increase(decrease) in cash and cash                            ($2,194)
              equivalents                                                 ---------

Cash & cash equivalents, beginning of period                              $   2,721
                                                                          ---------

Cash & cash equivalents, end of period                                    $     527
                                                                          =========

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

1. Business

XYNERGY CORPORATION (formerly known as Raquel, Inc.) (the "Company") was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisitions of Think Blots(TM)greeting cards and Web Marketing Network, Inc., Raquel, Inc. became Xynergy Corporation. Xynergy is now a holding company for the following subsidiaries: Raquel of Beverly Hills cosmetics (www.Raquelinc.com), Think Blots(TM)greeting cards (www.demented-diagnosis.com), and Web Marketing Network, Inc. (www.TargetPlanet.com), and Corporate Space Power Industries & Electric.

On September 5, 2001, Xynergy acquired "Think Blots," a greeting card line. The line is distinctive in that it combines original ink blot art work with humorous dialogue. The line is currently available on the internet at www.dementeddiagnosis.com.

Web Marketing Network, Inc. of Canada, ("WMN"), an e-commerce marketing company, was acquired in January 2002. WMN is a provider of advertising services such as opt-in and direct email marketing, pay per click programs, search engine placement, marketing consultation, lead generation, affiliate marketing systems design, multi-level marketing (MLM) customer acquisition programs.

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

For more information on Xynergy's subsidiaries, see Managment's Plan of Operation.

2. Unaudited financial statements

The financial statements as of March 31, 2002 and March 30, 2001 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

3. Historical Development & Public Offering

Historical Development. Raquel Zepeda, Chairman and founder of Xynergy, started the Company as "Colecciones de Raquel of Beverly Hills," a full line of cosmetics, skin care and fragrance. The line was specifically designed for the needs of olive skinned women, targeting the Hispanic/Latin market.

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

                 See accompanying notes to financial statements

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

In 2001, the Company changed its strategy to diversify by acquiring companies in various growth markets. To date, Xynergy owns four subsidiaries. See Business section above.

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

As of April 22, Xynergy has successfully completed three acquisitions: Think Blots(TM) greeting card line, Web Marketing Network, Inc., and Corporate Space Power Industries & Electric, Inc. These companies represent various market segments that will allow Xynergy to maintain its position in the future, no matter how industries and commerce fluctuate. Below are marketing plans for Xynergy's subsidiaries.

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

By implementing its marketing plan, RAQUEL OF BEVERLY HILLS projects sales exceeding $80 million within 5 years. This represents slightly over 1% of its focus market in the U.S. and Latin America. The U.S. Hispanic cosmetics is estimated to be 1.6 billion, and the Latin American market is estimated to be over $5.9 billion, totaling $7.5 billion. RAQUEL OF BEVERLY HILLS further anticipates a market share of non-Hispanic, golden-skinned consumers such as Asians, Mediterraneans and some Europeans.

Think Blots(TM) greeting card line was the Company's first acquisition which was consummated in September 2001. THINK BLOTS(TM) is a totally unique and entertaining concept in greeting cards. In addition, we will be introducing Demented Diagnosis(C), a "mental test" as an advertising campaign. Through Demented Diagnosis(C) ads, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

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

Corporate Space Power Industries & Electric, Inc ("CSPIE") was acquired in April, 2002. CSPIE has developed an innovative method of tapping solar power through space satellite laser transmission.

Collecting solar power 24 hours a day, these space satellites will provide an environmentally safe and economical source of energy. Ultimately, CSPIE will create the first multi-billion watt space power generation system, emitting energy through a blue colored laser, to an earth-based receiver. CSPIE has contracted NASA/JPL engineers to assist in testing the satellite space power system. The construction of the system will take place at Marshall Space Flight Center in Huntsville, Ala.

In a letter of intent from the director of the Institute of Electrical Engineering of the Chinese Academy of Sciences, China has agreed to purchase a power plant system of its own upon completion of the CSPIE's first successful demonstration. China has a special interest due to its environmental problems.

Xynergy has retained counsel and consultants to execute a second round of financing to obtain working capital for Xynergy and its subsidiaries.

Distribution

Raquel of Beverly Hills changed its marketing structure to direct sales. The Company's management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics. Direct cosmetics companies such as Avon, Mary Kay, and Jaffra have a strong presence and continue to expand in many Latin American countries.

According to statistics, direct sales in 1999 in the United States totaled $24.54 billion, with the personal care category representing 24.9%; an equivalent of $6.11 billion. Raquel, Inc. expects that this new avenue of sales and distribution will ultimately increase its revenues. See Plan of Operation and above.

Think Blots(TM) is currently marketed on the internet on the website www.dementeddiagnosis. The Company is also in the process of obtaining syndication of its Demented Diagnosis tests in newspapers for further marketing of the greeting card line. See Plan of Operation above.

Web Marketing Network, Inc. ("WMN") advertises and distributes its services via several sites:TargetPlanet.com, ElectricMarketing.com,Going2Advertise.com,
2MinuteMarekting.com, and RussellRockefellerr,com providing a wide variety of marketing services that generate unlimited sales leads, handle e-commerce such as credit card fulfillment, check by fax, on-line or by phone, ach debit and similar transactions

Corporate Space Power Industries & Electric, Inc. plans to distribute its innovative method of tapping solar power through several resellers of energy.

The above statements, in Plan of Operation and Distribution (pages 7 and 8) are based on the Company's ability to obtain appropriate financing to execute its marketing plans. This information, therefore, contains forward-looking statements. As such, the Company is including the following: Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical fact are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

Material Changes and Analysis of Financial Condition

The Company's cash position has decreased during the three month period ended March 31, 2002 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended March 31, 2002. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

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

Item 2. Changes in Securities

From the period of 1998 through February, 2002 the Company had issued common stock in exchange for consulting services, via S-8 filings; totaling in excess of 7 million shares. Some of these shares were canceled due to litigation for non-performance on the part of some of these consultants (see "Legal Proceedings"). As of February 1, 2002, the Company had 31,600,000 shares outstanding.

In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. (See Page 6, 1. Business.)

In March, 2002 options were exercised for 3,500,000 shares, and 11,500,000 shares of restricted 144 stock were issued to subsidiaries and principals for compensation. As of March 31, 2002, the Company had 15,315,697 shares outstanding; with 11,500,000 in 144 restricted stock, representing 75% of shares issued and outstanding stock.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

Inapplicable.

Item 6. Exhibits and Reports on Form 8K

(a)   Exhibits

Inapplicable.

(b)   Reports on Form 8-K

      8-K filing dated January 23, 2002 reports acquisition of Web Marketing Network, Inc. 8-K filing dated May 2, 2002 reports acquisition of Corporate Space Power Industries and Electric Corporation, change in auditors, and Amendment to Articles of Incorporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XYNERGY CORPORATION
                                          (FORMERLY KNOWN AS RAQUEL, INC.)
                                          (Registrant)

Dated: June 12, 2002


                                          By:        /s/ Raquel Zepeda
                                              ----------------------------------
                                              Raquel Zepeda,
                                              Chief Financial Officer & Chairman