Form 10QSB/A
period 2002-06-30
XYNERGY CORP
filed 2002-08-21
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

(Mark One)

             |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

             |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                      Yes   |X|        No  |_|

At June 30, 2002, 36,431,000 shares of the Company's $.001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             PAGE
                                                                           ----

     (a)  Balance Sheet (Unaudited) - June 30, 2002 ......................... 1

     (b)  Statements of Operations (Unaudited) - Three months
          ended June 30, 2002 and 2001 Period from
          Inception (December 1, 1987) to June 30, 2002 ..................... 2


     (c)  Statement  of  Stockholder's   Equity   (Unaudited) - Period
          from Inception (December 1, 1987) to June 30, 2002 ................ 3

     (d)  Statements of Cash Flows (Unaudited) - Three months
          ended June 30, 2002 and Period from
          Inception (December 1, 1987) to June 30, 2002 ..................... 4

     (e)  Notes to Unaudited Financial Statements ........................... 5

ITEM 2.   Management's Discussion and Analysis or
          Plan of Operation ................................................. 7


PART II - OTHER INFORMATION ................................................. 8

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                   June 30, 2002
                                                                   -------------
Assets

      Current Assets

            Cash and equivalents                                    $       129
            Merchandise Inventory                                         8,870
            Deposits paid and other assets                              369,319
                                                                    -----------

            Total Current Assets                                        351,252

      Equipment, Furniture & Fixtures, net of accum. depr. $34,019          -0-
                                                                    -----------

      Total Assets                                                  $   378,318
                                                                    ===========

Liabilities and Stockholders Equity

      Current Liabilities
            Accounts payable & Taxes payable                        $    43,425

            Total current liabilities                               $    43,425

      Stockholder's equity
            Common stock - $.001 par value, 250,000,000 shares
            authorized, 36,365,697 shares issued and outstanding         36,431

            Additional paid in capital                                1,728,040

            Deficit accumulated during the development stage         (1,429,578)

            Total stockholder's equity                                  334,893

      Total liabilities and stockholder's equity                    $   378,318
                                                                    ===========


                      See accompanying notes to financial statements
                                                                               1

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                       Six Months         Inception 12/87
                                                     Ended June 30,         to  June 30,
                                                   2002          2001           2002
                                                ----------    ----------    -----------
Sales                                                  205         1,467         48,279
Cost of Goods Sold                                      --           343         24,627
                                                ----------    ----------    -----------

Gross Profit                                           205         1,124         23,652

Selling, general, and administrative expenses       11,755        21,387      1,565,388
                                                ----------    ----------    -----------

(Loss) from operations                             (11,550)      (20,263)    (1,541,736)

Other Income                                            --           217        119,148

Loss before provision for income taxes             (11,550)      (29,091)    (1,428,988)

Provision for income taxes                              --           800         (6,400)

Net Loss                                          ($11,550)     ($20,091)   ($1,428,988)
                                                ==========    ==========    ===========

Net Loss per share                                   ($.01)        ($.01)
                                                ==========    ==========

Weighted average number of common shares        36,365,697    28,700,000
                                                ==========    ==========


                      See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                                         Deficit
                                                                                        Addt'l           During the
                                                   Common Stock                         Paid In          Development
                                                   Shares              Amount           Capital          Stage             Total
                                                   ------              ------           -------          -----             -----
Balance, December 31, 1998                         27,300,000           2,730           $1,375,444       (1,027,508)        340,666

Common stock canceled                              (2,600,000)           (260)                                                    0

Net Loss                                                                                                   (169,677)       (169,677)
                                                   ----------         -------           ----------      ------------       --------

Balance, December 31, 1999                         24,700,000         $ 2,470           $1,375,704      $(1,207,185)       $170,989

Net Loss                                                                                                    (97,675)        (97,675)
                                                   ----------         -------           ----------      ------------       --------

Balance December 31, 2000                          24,700,000         $ 2,470           $1,375,704      $(1,304,860)       $ 73,314

Net Loss for 12/31/01                                                                                      (113,167)       (113,167)
                                                   ----------         -------           ----------      ------------       --------

Balance December 31, 2001                          30,100,000         $ 3,010           $1,445,690      $(1,418,027)       $ 30,673

Common Stock Issued for options                     1,500,000         $   150           $   37,500
                                                   ----------         -------           ----------
Total Before Reverse                               31,600,000         $ 3,160           $1,483,190

Reverse-split (100 to 1)                          (31,284,303)        $(3,128)
                                                   ----------         -------
Total After Reverse                                       315         $    32
                                                                      =======
Increase in par value to .001                                            $316

Common Stock issued for option                      3,500,000         $ 3,500           $  237,500
Common Stock, 144 restricted issued                11,500,000         $11,500
Common Stock issued                                21,050,000         $21,050
Net Loss June 30, 2002                                                                                  $   (7,219)
                                                   ----------         -------           ----------      ------------       --------
Balance, June 30, 2002                             36,365,697         $15,316           $1,720,690      $(1,425,24)        $310,760


                      See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                    For the Three    Period from Inception
                                               Month Period Ended        December 31, 1987
                                                         June 30,               to Current
                                                             2002            June 30, 2001
                                                       ----------            -------------
Cash flows from operating activities
 Net loss                                               $ (11,550)            $(1,429,577)
Adjustments to reconcile net loss to net cash used in
 operating activities
         Depreciation                                           0                  42,369
      (Increase) decrease in
         Inventory                                         (8,870)
         Prepaid expenses & other assets                 (326,452)               (363,969)

      Increase (decrease) in
         Accounts Payable & accrued expenses                4,822                  43,425
                                                                              -----------

         Net cash used in operating activities          $(333,180)            $(1,716,622)
                                                        ---------             -----------
Cash flows from investing activities
         Purchase of Equipment & Improvements                  (0)                (47,721)

         Net cash used in investing activities                 (0)            $   (47,721)
                                                                              -----------
Cash flows from financing activities
      Proceeds from MMI settlement agreement                   --             $ 1,250,000
      Proceeds from sale of common stock                  330,587                 433,936
      Payments for offering costs                              --

Loans & paid-in capital from  stockholder                      --                  36,754
                                                        ---------             -----------

      Net cash provided by financing activities           330,587             $ 1,720,690
                                                        ---------             -----------

      Net increase(decrease) in cash and cash
         equivalents                                      ($2,593)
                                                        ---------
Cash & cash equivalents, beginning of period            $   2,721
                                                        ---------

Cash & cash equivalents, end of period                  $     128
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

On March 26, 2002, Xynergy signed a letter of intent to acquire Corporate Space Power Industries & Electric, Inc. ("CSPIE").The acquisition was consummated on April 22, 2002, reflected in the 8-K filing dated May 2, 2002. However, in August, 2002 Xynergy and CSPIE commenced negotiations for dissolution of the acquisiition. Due to current market conditions coupled with other circumstances, the Board of Directors of both companies agreed that their respective goals could not be achieved through this union. The dissolution agreement is was executed this sometime this month and has been signed and atached hereto as
Exhibit 10.30.

Xynergy Corporation announced its issuance of a non-binding letter of intent to acquire Voyaware, LLC in July, 2002. VoyaWare develops innovative mobile solutions for Direct Sales Professionals. Their flagship product, "Voyaware Direct Sales," is software for "PDA" hardware, designed for mobile sales professionals. This product was developed under the Windows CE platform which the Company believes is quickly becoming the industry standard. The software offers order entry, inventory management, customer & product tracking, mobile printing, a variety of wizards and reporting options, as well as built-in integration with Microsoft Pocket Outlook. The product is very competitively priced at only $49.95, and there is also an enhanced Professional version for only $30 more. Voyaware Partners include Microsoft (MSFT), Seiko Instruments, Inc. (SKCKF), Field Software Products, and SiPix, Inc. Additional information on the company is located at http://www.voyaware.com.

For more information on Xynergy's subsidiaries, see Managment's Plan of Operation.

                 See accompanying notes to financial statements

2. Unaudited financial statements

The financial statements as of June 30, 2002 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

Previously, March 2001, Rainmaker Corporation filed and Opposition to Raquel Zepeda's original Application for Trademark Registration for the Think Blots greeting card line. The proceeding was suspended due to the Company's lawsuit against Rainmaker and Mattel, Inc. Rainmaker Corporation filed a Motion for Summary Judgment for the lawsuit in Federal District Court. In April, 2002. their Motion was granted. Xynergy's Application for the trademark may not be granted. However, the Company will continue to assert its copyrights to market the greeting card line under the provisions for copyright law.

Currently, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

5. Leases

The Company leases space for storage of product at locations in Los Angeles, CA.As of June 30, 2000, the Company moved its offices, the mailing address is 269 So. Beverly Drive, Suite 938, Beverly Hills, California 90212, telephone number (310) 274-0086, fax number (310) 274-0161.

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

As of April 22, Xynergy has successfully completed three acquisitions: Think Blots(TM)greeting card line, Web Marketing Network, Inc., and Corporate Space Power Industries & Electric, Inc. These companies represent various market segments that will allow Xynergy to maintain its position in the future, no matter how industries and commerce fluctuate. Below are marketing plans for Xynergy's subsidiaries.

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

The Company's cash position has decreased during the six month period ended June 30, 2002 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended June 30, 2002. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

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

The company fiiled an S-8 on June 11, 2002 and issued an additional stock, as of June 30, 2002, the Company had 36,365,697 shares outstanding.

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

Inapplicable.

Item 6. Exhibits and Reports on Form 8K

(a)   Exhibits

Inapplicable.

(b)   Reports on Form 8-K

      8-K filing dated January 23, 2002 reports acquisition of Web Marketing Network, Inc. 8-K filing dated May 2, 2002 reports acquisition of Corporate Space Power Industries and Electric Corporation, change in auditors, and Amendment to Articles of Incorporation..

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            XYNERGY CORPORATION

            (FORMERLY KNOWN AS RAQUEL, INC.)

            (Registrant)



Dated: August 20, 2002

            By:   /s/ Raquel Zepeda
               -----------------------------
               Raquel Zepeda,
               Chief  Financial Officer & Chairman