Form 10QSB
period 2002-09-30
XYNERGY CORP
filed 2002-11-25
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ______ to ______

                         Commission File Number 0-24798

                              XYNERGY CORPORATION
                        [Formerly known as RAQUEL, INC.]
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Nevada                           93-1123005
       ---------------------------          ----------------------
      (State or other jurisdiction              (IRS Employer
          of Incorporation)                 Identification Number)


         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
                    (Address of principal executive offices)
                                 (310) 274-0086
                           (Issuer's telephone number)

                         formerly known as Raquel, Inc.
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X                No

At September 30, 2002, 26,931,697 shares of the Company's $.001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements
     (a)     Balance Sheet (Unaudited) -September 30, 2002                2

     (b) Statements of Operations (Unaudited) - Three months ended September 30, 2002 and 2001 Period from Inception
             (December 1, 1987) to September 30, 2002                     3

     (c)     Statement of Stockholder's Equity (Unaudited) Period from
             Inception (December 1, 1987) to September 30, 2002           4

     (d) Statements of Cash Flows (Unaudited) - Three months ended September 30, 2002 and Period from Inception
             (December 1, 1987) to September 30, 2002                     5

     (e)     Notes to Unaudited Financial Statements                      6

ITEM 2. Management's Discussion and Analysis or Plan of Operation        10

ITEM 3. Controls & Procedures                                            13


PART II - OTHER INFORMATION                                              13

Signature                                                                15
Certification                                                            16

                              XYNERGY CORPORATION
                       (formerly known as Raquel, Inc. )
                         (A Development Stage Company)
                                 Balance Sheet
                                  (Unaudited)

                                                              September 30, 2002
                                                               -----------------
ASSETS

        Current Assets

                Cash and equivalents                             $       818
                Merchandise Inventory                                  8,870
                Deposits paid and other assets                       345,003
                                                                 -----------
                Total Current Assets                                 354,691

        Equipment, Furniture & Fixtures,
         net of accum. depr.  $34,019                                    -0-
                                                                 -----------

        Total Assets                                             $   354,691
                                                                 ===========


LIABILITIES AND STOCKHOLDERS EQUITY

        Current Liabilities

                Accounts payable & Taxes payable                 $    47,082
                                                                 -----------
                Total current liabilities                             47,082

        Stockholder's equity
                Common stock - $.001 par value, 250,000,000
                 shares authorized, 26,931,697 shares issued
                 and outstanding                                      26,931

                Additional paid in capital                         1,728,040

                Deficit accumulated during the development stage  (1,447,361)
                                                                 -----------
                Total stockholder's equity                           307,609
                                                                 -----------

        Total liabilities and stockholder's equity               $   354,691
                                                                 ===========

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC. )
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Nine Months          Inception 12/87 to
                                                      Ended September 30,        September 30,
                                                     2002          2001            2002
                                                 ----------     ----------     ------------------
Sales                                            $    1,405     $    3,611         $    49,479
Cost of Goods Sold                                        -            908              24,627
                                                 ----------     ----------         -----------

Gross Profit                                          1,405          2,703              24,852

Selling, general, and administrative expenses       30, 740        33,327            1,584,962
                                                 ----------     ----------         -----------

(Loss) from operations                              (30,740)        (30,624)         (1,560,110)

Other Income                                              -            230             119,148

Loss before provision for income taxes              (29,335)       (30,624)         (1,440,962)

Provision for income taxes                                -              -              (6,400)

Net Loss                                           ($29,335)      ($30,394)        ($1,447,362)
                                                 ==========     ==========         ===========

Net Loss per share                                    ($.01)         ($.01)
                                                 ==========     ==========

Weighted average number of common shares         26,931,697     29,700,000
                                                 ==========     ==========





                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC. )
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                Deficit
                                                                   Addt'l      During the
                                         Common Stock              Paid In     Development
                                      Shares         Amount        Capital       Stage          Total
                                    ----------      -------      ----------    -----------     --------

Balance, December 31, 1998          27,300,000      $ 2,730      $1,375,444    $(1,027,508)    $340,666

Common stock canceled               (2,600,000)        (260)                                          0

Net Loss                                                                          (169,677)    (169,677)
                                    ----------      -------      ----------    -----------     --------
Balance, December 31, 1999          24,700,000        2,470       1,375,704     (1,207,185)     170,989

Net Loss                                                                           (97,675)     (97,675)
                                    ----------      -------      ----------    -----------     --------
Balance December 31, 2000           24,700,000        2,470       1,375,704     (1,304,860)      73,314

Net Loss for 12/31/01                                                             (113,167)    (113,167)
                                    ----------      -------      ----------    -----------     --------

Balance December 31, 2001           30,100,000        3,010       1,445,690     (1,418,027)      30,673

Common Stock Issued for options      1,500,000          150          37,500

Total Before Reverse                31,600,000        3,160       1,483,190

Reverse-split (100 to 1)           (31,284,303)      (3,128)
                                   -----------      -------
Total After Reverse                    315,697           32

Increase in par value to .001                           316

Common Stock issued                 36,115,000       36,115         244,850

Common Stock canceled              ( 9,500,000)      (9,500)

Net Loss September 30, 2002                                                        (29,335)     (29,335)
                                    ----------      -------      ----------    -----------     --------

Balance, September 30, 2002         26,930,697      $26,931      $1,728,040    $(1,447,361)    $307,609
                                    ==========      =======      ==========    ===========     ========

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC. )
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Nine Month Period    Period from Inception
                                                               Ended                 (December 31, 1987)
                                                       September 30, 2002           to September 30, 2002
                                                      -------------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $ (29,334)                  $( 1,447,361)
     Adjustments to reconcile net loss to net cash
      used in operating activities
       Depreciation                                                  0                         47,720
     (Increase) decrease in
      Inventory                                                                                (8,870)
      Prepaid expenses & other assets                         (282,135)                      (325,003)

     Increase (decrease) in
      Accounts Payable & accrued expenses                        8,479                         47,082
                                                             ---------                   ------------

     Net cash used in operating activities                   $(261,280)                  $ (1,686,432)
                                                             ---------                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment & Improvements                               -                        (47,721)
                                                             ---------                   ------------

     Net cash used in investing activities                           -                   $    (47,721)
                                                             ---------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from MMI settlement agreement                          -                   $  1,250,000
     Proceeds from sale of common stock                        259,377                        484,971
                                                             ---------                   ------------

     Net cash provided by financing activities                 259,377                   $  1,734,971
                                                             ---------                   ------------

     Net increase(decrease) in cash and cash equivalents     $ ( 1,903)


CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                 $   2,721
                                                             ---------

CASH & CASH EQUIVALENTS, END OF PERIOD                       $     818
                                                             =========

                 See accompanying notes to financial statements

                              XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                  (Unaudited)

1. Business

XYNERGY CORPORATION (formerly known as Raquel, Inc.) (the "Company") was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisitions of Think Blots greeting cards and Web Marketing Network, Inc., Raquel, Inc. became Xynergy Corporation. Xynergy is now a holding company for the following subsidiaries: Raquel of Beverly Hills cosmetics (www.Raquelinc.com), Think Blots greeting cards (www.dementeddiagnosis.com), and VoyaWare, LLC.

RAQUEL OF BEVERLY HILLS markets premium cosmetics (color), skin care, and fragrance, under the trademark, "Raquel of Beverly Hills.." Raquel of Beverly Hills cosmetics are unique in that they are designed for a niche market: golden-skinned consumers, which include Hispanics, Asians, and Mediterraneans; specifically targeting the Hispanic/Latin market. This market has a total of 35 million people, with $600 billion in buying power (defined as total personal income of residents that is available, after taxes, for spending on goods and services). That buying power figure more than tripled (from $190 Billion) over the past 10 years, and is projected to grow to over $900 Billion by 2007.

THINK BLOTS greeting card line was the Company's first acquisition which was consummated in September 2001. THINK BLOTS, a unique and entertaining concept in greeting cards. They combine original ink blot art work with intriguing dialogue. In addition, the line includes Demented Diagnosis, a "mental test." Demented Diagnosis products will allow people to acquaint themselves with unique concept of self-discovery from ink blot art. Think Blots greeting cards will be placed along with the Demented Diagnosis test products (www.dementeddiagnosis.com). Eventually, these "tests" will be syndicated and placed alongside horoscopes and cross-word puzzles.

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

                              XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                  (Unaudited)

1. Business, continued

VOYAWARE, LLC, which was acquired (see attached Exhibit 10.32) in September, 2002, is focused on developing innovative mobile solutions for today's Direct Sales Professionals. Voyaware creates innovative mobile software for hand-held computers used by independent direct sales professionals. Unlike most mobile software, whose applications are geared for use by sales people working for large corporations, VoyaWare is specifically tailored for the independent sales professional. Targeting these direct sales professionals world-wide, a 100 billion dollar industry, VoyaWare's revenue projections are substantial. Xynergy believes that with the appropriate marketing tools these goals will be met.

Their flagship product, "Voyaware Direct Sales," provides a comprehensive suite of solutions that are useful to every mobile sales professional, and was developed under the Windows CE platform which is quickly becoming the industry standard. The software offers order entry, inventory management, customer & product tracking, mobile printing, a variety of wizards and reporting options, as well as built-in integration with Microsoft Pocket Outlook. The product is very competitively priced at only $49.95, and there is also an enhanced Professional version for only $30 more.

VoyaWare is committed to being the respected leader in mobile software solutions and will provide to their clients the right tools to help them focus on what they do best ... selling their products or services. VoyaWare maintains a team of mobile experts to develop and customize mobile software solutions to be fully integrated with individual business systems, or Lotus Notes applications, delivering a complete end-to-end solution for client implementation of mobile strategies.

For more information on Xynergy's subsidiaries, see Management's Plan of Operation.

2.  Unaudited financial statements

The financial statements as of September 30, 2002 included herein are unaudited and not reviewed by the Company's auditors; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year.

Furthermore, due to the Company's limited financial position, the quarterly financial statements have not been reviewed by its auditors. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

ITEM 2.     Management's Discussion And Analysis Or Plan Of Operation

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. Certain statements contained in this report that are not historical fact, including, but not limited to, those concerning its expectations of future sales revenues, gross profits, research and development, sales and marketing, and administrative expenses, product introductions and cash requirements are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may cause its actual results to differ from expectations including variations in the level of orders, general economic conditions in the markets served by its customers, international economic and political climates, timing of future product releases, difficulties or delays in product functionality of performance, its failure to respond adequately to changes in technology or customer preferences, changes in its pricing or that of its competitors and its inability to manage growth. All of the above factors constitute significant risks to its operations. There can be no assurance that the Company's results of operations will not be adversely affected by one or more of these factors. As a result, its actual results may vary materially from its expectations. The words "believe", "expect", "anticipate", "intend", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made.


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

As of September, Xynergy has successfully completed two acquisitions: Think Blots greeting card line, and Voyaware, LLC. These companies represent various market segments that will allow Xynergy to maintain its position in the future, no matter how industries and commerce fluctuate. Below are marketing plans for Xynergy's subsidiaries.

RAQUEL OF BEVERLY HILLS markets premium cosmetics (color), skin care, and fragrance, under the trademark, "Raquel of Beverly Hills." Raquel of Beverly Hills cosmetics are unique in that they are designed for a niche market: golden-skinned consumers, which include Hispanics, Asians, and Mediterraneans; specifically targeting the Hispanic/Latin market. The line has received much recognition, and has been written up in publications such as Latina Magazine. Latinolink.com recognized designer, Raquel Zepeda as a "pioneer" in this segment of the cosmetics industry.

Hispanics represent a total of 35 million people, with $600 billion in buying power (defined as total personal income of residents that is available, after taxes, for spending on goods and services). That buying power figure more than tripled (from $190 Billion) over the past 10 years, and is projected to grow to over $900 Billion by 2007. Hispanics and Hispanic buying power are now 2nd in the US to the Caucasian market, have surpassed the Black population in numbers and spending power, dwarf every national economy in the world except for the 11 largest countries, and by 2007, will pass Canada to become the world's eighth largest economy.

RAQUEL OF BEVERLY HILLS now plans to tap into this market through expansion directly and aggressively into network/multi-level marketing. According to the Direct Selling Association, in 1999 U.S. Retail Sales were equivalent to $24.54 billion. Personal care represented 24.9% or $6.11 billion dollars. In comparison, according to NPD Beauty Trends, cosmetics sales in department stores was $6.5 billion in 1999. Leaders in this industry such as Avon and Jafra reported earnings of $1.343 billion and $76.6 million, respectively for the third quarter of 2000.

By implementing its marketing plan, RAQUEL OF BEVERLY HILLS projects sales exceeding $80 million within 5 years. This represents slightly over 1% of its focus market in the U.S. and Latin America. The U.S. Hispanic cosmetics is estimated to be $1.6 billion, and the Latin American market is estimated to be over $5.9 billion, totaling $7.5 billion. RAQUEL OF BEVERLY HILLS further anticipates a market share of non-Hispanic, golden-skinned consumers such as Asians, Mediterraneans and some Europeans.

THINK BLOTS greeting card line was the Company's first acquisition which was consummated in September 2001. THINK BLOTS is a totally unique and entertaining concept in greeting cards. In addition, we will be introducing Demented Diagnosis, (www.demented-diagnosis.com) a "mental test" as an advertising campaign. Through Demented Diagnosis ads, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

Xynergy plans to promote THINK BLOTS into this $7.5 billion market by selling to several distributors through industry magazines and tradeshows. Most recently, the Demented Diagnosis test was used to test members of the Canadian indie rock group, "The Corta Vita." The article was featured in the Fast Forward (www.greatwest.ca/ffwd), a weekly entertainment magazine out of Calgary, Alberta, Canada.

VOYAWARE creates innovative mobile software for hand-held computers used by independent direct sales professionals. Unlike most mobile software, whose applications are geared for use by sales people working for large corporations, VoyaWare is specifically tailored for the independent sales professional. Targeting these direct sales professionals world-wide, a 100 billion dollar industry, VoyaWare's revenue projections are substantial. Xynergy believes that with the appropriate marketing tools these goals will be met.

The Company believes that Voyaware's products would be very useful to Raquel of Beverly Hills' independent sales consultants. Therefore, some of the sales kits will include the Voyaware package, enhancing revenues for Voyaware. As such, this would provide one vehicle for marketing two of Xynergy's subsidiary's products. Additionally, Voyaware products will be marketed to the entire direct sales industry.

Xynergy will continue to seek other acquisitions of successful companies in the private sector who would like to enter the public arena.

Due to the innovativeness and uniqueness of its array of products, Xynergy management believes that it will be able to attract financing from both the private and public sectors in the near future.

Distribution

Raquel of Beverly Hills changed its marketing structure to direct sales. The Company's management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics. Direct cosmetics companies such as Avon, Mary Kay, and Jafra have a strong presence and continue to expand in many Latin American countries.

According to statistics, direct sales in 1999 in the United States totaled $24.54 billion, with the personal care category representing 24.9%; an equivalent of $6.11 billion. Xynergy expects that this new avenue of sales and distribution will ultimately increase its revenues. See Plan of Operation and above.

Think Blots is currently marketed on the internet on the website www.dementeddiagnosis.com. The Company is also in the process of obtaining syndication of its Demented Diagnosis tests in newspapers for further marketing of the greeting card line. See Plan of Operation above.

MATERIAL CHANGES AND ANALYSIS OF FINANCIAL CONDITION

The Company's cash position has fluctuated during the nine month period ended September 30, 2002 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended September 30, 2002. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

ITEM 3.    Internal Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to her, particularly during the period in which this report was prepared.

The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

The company filed an S-8 on June 11, 2002 and issued an additional stock, as of June 30, 2002, the Company had 36,365,697 shares outstanding.

In August, 2002 the Company canceled 9.5 million shares which had been issued to Web Marketing Network, Inc. and CSPIE, due to the cancellation of these acquisitions.

In September, 2002 the Company filed an additional S-8 for its Stock Incentive Plan, for issuance of 6 million shares.

ITEM 3.  Defaults Upon Senior Securities

Inapplicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

ITEM 5.  Other Information

In July, Xynergy commenced designating an Advisory Board of Directors for the Company. The first appointee to Xynergy's Advisory Board is Patrick Anthony of Camden Securities, Inc. ("Camden") in Los Angeles a full-service broker-dealer. Mr. Anthony has served as president of Camden since 1997. Previously, Patrick served as CEO of Barrington Capital Group, an upward move from Dean Witter, where he worked in various capacities for nine years. Mr. Anthony holds a Masters in Economics and Finance from Prairie View, University of Texas and a Bachelors in Business from Louisiana State University. He has over eighteen years in the realm of investment banking.

On August 26, 2002, Xynergy canceled the acquisition of Web Marketing Network, Inc. The Cancellation Agreement is attached hereto as Exhibit 10.31.

On September 14, 2002, Edward A. Rose, Jr. resigned as member of the Board and President and Chief Financial Officer. The Company accepted his resignation.


ITEM 6.  Exhibits and Reports on Form 8K

(a)     Exhibits

        10.13 Acquisition Agreement Between Xynergy Corporation and Voyaware, Inc., dated September 30, 2002

        99.1 Cancellation of Acquisition Agreement Between Xynergy Corporation and Web Marketing Network, Inc.

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

                                     XYNERGY CORPORATION
                                    (FORMERLY KNOWN AS RAQUEL, INC.)
                                    (Registrant)



Dated: November  24, 2002         By: /s/ Raquel Zepeda
                                      -----------------
                                      Raquel Zepeda, Chief Financial Officer,
                                      Chief Executive Officer & Chairman

CERTIFICATIONS

I, Raquel Zepeda, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xynergy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002


                                /s/ Raquel Zepeda
                                -----------------
                           Chief Executive Officer and
                             Chief Financial Officer