Form 10KSB
period 2002-12-31
XYNERGY CORP
filed 2003-04-15
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from __________ to _____________

Commission file number:  0-24798

--------------------------------------------------------------------------------
                               XYNERGY CORPORATION
--------------------------------------------------------------------------------
                        [formerly known as Raquel, Inc].
                 (Name of small business issuer in its charter)

--------------------------------------------------------------------------------
         Nevada                                    93-1123005
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

--------------------------------------------------------------------------------
269 S. Beverly Drive, Suite 938
Beverly Hills, CA                                             90212
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (310) 274-0086
--------------------------------------------------------------------------------

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes   [X]    No  [  ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $2,487.

         The aggregate market value of the voting stock held by non-affiliates of the registrant is incalculable inasmuch as the co,mon stock hasnOt traded within the past 60 days.

         The number of shares of the registrant's Common Stock, $.0001 par value, outstanding as of December 31, 2002 was 31,161,851.

         Documents incorporated by reference: None.
         Transitional Small Business Issuer Format (check one):
         Yes [ ]    No   [X]

                                     PART I


Item 1.  Description of Business.

Business Development.
--------------------

Xynergy Corporation [formerly known as "Raquel, Inc."] was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisitions of Think Blots greeting cards, Raquel, Inc. became Xynergy Corporation.

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

Recent Operations. The Company closed its last boutique in the year 2000; seeking alternative distribution for its products. In May, 2000, the Company entered into an agreement with Susana Consultants for drug store distribution. Raquel of Beverly Hills products were placed in four independent drug stores. Sales were minimal due to the line's premium category which is not typically sold in drug stores.

After several attempts at department store retail marketing of the Raquel of Beverly Hills products, the Company changed its marketing tactic to network marketing, also known as "multi-level marketing" in 2000. A sales and distribution plan has been designed for this particular style of marketing. Upon further financing, the plan will be executed.

During the year 2001, the Company changed its strategy and mission. Since the company's products were not producing revenues, a new approach was taken: to acquire companies whose revenues or innovative value would amplify the Company's overall worth.

Xynergy engaged several consultants to assist in these acquisitions and other company matters. In March 2001, Xynergy entered into business consulting agreements with LBI Group and Vincent Barone and filed an S-8 to issue stock options for payment of services. In August, 2001 the Company entered into another business consulting agreement with Anthony Leone, with payment via stock options and filed a subsequent S-8,

On September 5, 2001, Xynergy acquired "Think Blots," a greeting card line. The line is distinctive in that it combines original ink blot art work with humorous dialogue, and is currently available on the internet at www.dementeddiagnosis.com.

On November 5, 2001, the Company filed a lawsuit against Rainmaker Development Corporation ("Rainmaker") and Mattel, Inc. ("Mattel") for copyright and trademark infringement. The Complaint was filed in the United States District Court, Southern District of California, Case No. 01CV2027W (LAB). The Complaint was for the use of the trademark, "Think Blot," for a game produced by Rainmaker which uses the same name and concept as the Company's greeting card line, "Think Blots" which were created in 1987. Rainmaker's date of first use is 1997, ten years after Think Blots' registered copyright.

Previously, March 2001, Rainmaker Corporation filed an Opposition to Raquel Zepeda's original Application for Trademark Registration for the Think Blots greeting card line. The proceeding was suspended due to the Company's lawsuit against Rainmaker and Mattel, Inc. Rainmaker Corporation filed a Motion for Summary Judgment for the lawsuit in Federal District Court. In April, 2002. their Motion was granted. Nonetheless, the Company will continue to assert its rights to market the greeting card line under the provisions and protection of copyright laws.

In December , 2001 Xynergy engaged the services of another consultant, Jason Chester and filed another S-8 to issue options for payment of services. The Contract for services is attached to the S-8 filing dated **, 2001.

Web Marketing Network, Inc. of Canada, ("WMN"), an e-commerce marketing company, was acquired in January 2002. WMN was a provider of advertising services such as opt-in and direct email marketing, pay per click programs, search engine placement, marketing consultation, lead generation, affiliate marketing systems design, multi-level marketing. Due to . . .the acquisition was dissolved in September, 2002.

In March, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes.

On March 26, 2002, Xynergy signed a letter of intent to acquire Corporate Space Power Industries & Electric, Inc. ("CSPIE").The acquisition was consummated on April 22, 2002, reflected in the 8-K filing dated May 2, 2002. However, in August, 2002 Xynergy and CSPIE commenced negotiations for dissolution of the acquisition. Due to current market conditions coupled with other circumstances, the Board of Directors of both companies agreed that their respective goals could not be achieved through this union. A Dissolution Agreement was affected and filed along with Xynergy's Second Quarter 10QSB as Exhibit 10.30.

On April 22, 2002, by a unanimous vote of the Board of Directors, Xynergy elected to incorporate Raquel of Beverly Hills in the State of Nevada as a wholly owned subsidiary. Additionally, Xynergy voted to issue ten million shares to Raquel of Beverly Hills in exchange for all 10 million shares of Raquel of Beverly Hills.

Xynergy Corporation announced its issuance of a non-binding letter of intent to acquire Voyaware, LLC in July, 2002.VOYAWARE, LLC, which was acquired (see attached Exhibit 10.32) in September, 2002, is focused on developing innovative mobile solutions for today's Direct Sales Professionals. Voyaware creates innovative mobile software for hand-held computers used by independent direct sales professionals. Unlike most mobile software, whose applications are geared for use by sales people working for large corporations, VoyaWare is specifically tailored for the independent sales professional. Targeting these direct sales professionals world-wide, a 100 billion dollar industry, VoyaWare's revenue projections are substantial.

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

Due to the innovate and uniqueness of its array of products, Xynergy management believes that it will be able to attract financing from both the private and public sectors in the near future.


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


Principal Markets and Marketing Strategy.

Raquel of Beverly Hills

The Company's principal market is Hispanic/Latin consumer group . It is estimated that Latina women spend twice as much as anglos on cosmetics, a double-digit billion-dollar, growing industry. Raquel of Beverly hills further anticipates a market share of non- Hispanic, golden-skinned consumers such as Asians, Mediterraneans and some Europeans.

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

To introduce consumers as to how Think Blots concept works, Demented Diagnosis, a "cartoonish" mental test was developed. Demented Diagnosis, a "mental test" using different Think Blots with multiple choice answers. These answers then provide a humorous conclusion as to the individual's personality. Through our Demented Diagnosis ads, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, these ads will be placed alongside horoscopes and cross- word puzzles.

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

        Employees.

As of December 31, 2001, Xynergy employed one (1) persons full time. Xynergy may hire additional part-time secretarial and retail sales employees depending on its level of operations.

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

The following table sets forth the quarterly high and low bid prices (to the nearest $1/8) of the common stock for the last 3 years.

Year Ended December 31,2000                  Closing Bid           Closing Ask

                                       High       Low         High        Low

First Quarter ...................     .07         .017        .153        .025
Second Quarter ..................     .07         .055        .153        .10
Third Quarter ...................     .08         .025        .125        .03
Forth Quarter ...................     .04         .025        .10         .03


Year Ended December 31,2001                 Closing Bid              Closing Ask

                                      High         Low          High    Low

        First Quarter                 .125         .03          .25     .04
        Second Quarter                .21          .025         .39     .025
        Third Quarter                 .21          .031         .29     .06
        Forth Quarter                 .062         .021         .075    .025


Year Ended December 31,2002                 Closing Bid           Closing Ask

                                       High      Low             High    Low

        First Quarter                  .125      .03             .25     .04
        Second Quarter                 .21       .025            .39     .025
        Third Quarter                  .21       .031            .29     .06
        Forth Quarter                  .062      .021            .075    .025



These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.


As of December 31, 2002, there were 1,017 record holders of Xynergy's common stock.

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

The Board of Directors of Xynergy has designated 100,000 shares of preferred stock as Series A Preferred Stock (the "Preferred Stock"). Concurrently with the completion of Xynergy's initial public offering, Ms. Zepeda exchanged the 20,000,000 shares of common stock that she owned for 100,000 shares of Preferred Stock. The rights of the holder of the Preferred Stock (the entire issue of 100,000 shares being held by the President, Raquel Zepeda) have been amended by the Board of Directors to allow the conversion of Preferred stock into common stock at the rate of one share of Series A Preferred stock for 200 shares of Common stock at any time. In 1996, the Board of Directors directed the Corporation to issue 20,000,000 shares of common stock to the President, Raquel Zepeda, in exchange for the 100,000 shares of Preferred stock held by her, and to retire the Preferred Stock. This brought the total of issued and outstanding common stock of the Corporation to 24,000,000 shares. This action was anticipated to have a material dilutive effect on the holders of the Corporation's outstanding common stock. Further, in June of 1998, Xynergy issued
3.3 million shares of common stock through an S-8 filing for payment of services to two consultants. As of September, 1998 a stop trade order was placed on the shares issued through the S-8, due to non- performance. A settlement has been reached with one consultant for return of 700,000 shares. A settlement for the additional 2.6 million shares was settled before the American Arbitration Association and have been canceled.

In May, 2001, the Company issued 4,000,000 shares to individuals for purchase of stock options. In August, 2001, and December, 2001 the Company issued stock for exercise of options of 1,000,000 shares, and 500,000 shares, respectively. (See
Item 1, Recent Operations, Pages 3-4.)

As of December 31, 2002, there were 30,100,000 shares of common stock outstanding, with each share entitled to one vote. As the holder of 18,320,000 shares, Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".


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

Material Changes in Financial Condition

Cash and cash equivalents were $2,721 at December 31, 2002. As a result, revenues from the year 2002 continued to be insufficient to support the selling, general and administrative expenses, nor to execute Xynergy's marketing plan for its products.

Xynergy's available cash position at December 31, 2002 may not be sufficient to cover Xynergy's operating expenses through calendar year 2002. While its receivables are substantial, and have been submitted to a collection agency for retrieval; recovery of these monies is uncertain. (See Item 1, Recent Operations, Pages 3-4.)

Material Changes in Results of Operations

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the year ended December 31, 2002. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

Item 7.  Financial Statements.


XYNERGY CORPORATION
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Financial statements will be filed with an amended 10ksb. The Company does not have the financial resources to conduct an audit at this time.


Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.


On April 23, 2002, Xynergy Corporation signed an engagement letter with Buetel Accountancy Corporation. This change was reported in the Company's 8-K filing dated May 2, 2002.

This change was not affected as a result of a dispute or disagreement.

PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The directors and executive officers of Xynergy are as follows:

        Name                         Age          Position

        Raquel Zepeda                51           President and Chairman


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


Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Xynergy's officers and directors and persons who own more than 10% of Xynergy's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Xynergy with copies. During each of the fiscal years ended December 31, 2002, and 1996, each of the directors and officers filed the required Form 3.


Item 10.  Executive Compensation.

Compensation of Officers. No executive officer of Xynergy was paid cash or non-cash compensation in excess of $100,000 during calendar year 1999, 1997, or 1996 and Xynergy had and has no compensation plans in place and no officer has received non-cash compensation, other than employee benefits made available to all employees of Xynergy. The following table sets forth the cash compensation paid by Xynergy to its chief executive officer for services rendered during calendar years 1998, 1999, 2000, and 2002.


                                     Annual Compensation (1)

     Name and                                                   Other Annual
Principal Position           Year      Salary ($)   Bonus ($)   Compensation

Raquel Zepeda, President     2002      --            ---              ---
                             2001      --            ---              ---
                             2000      --            ---              ---

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



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock as of December 31, 2002:

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
                   269 So. Beverly Dr.           owned directly
                   Monica Blvd.
                   Beverly Hills, CA


As of December 31, 2002, there were 30,100,000 shares of common stock outstanding, with each share entitled to one vote. Therefore, Xynergy has securities outstanding with an aggregate of 30,100,000 votes.

Security Ownership of Management. The following table sets forth as to each class of equity securities of Xynergy beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:

                                           Amount and
                   Name and Address of     Nature of               Percent of
Title of Class     Beneficial Owner        Beneficial Owner        Class
--------------     ----------------        ----------------        -----

Common Stock    Raquel Zepeda             18,378,000 shares       61%
                269 So. Beverly Dr.       owned directly
                Monica Blvd.
                Beverly Hills, CA



Common Stock       All executive officers and   19,648,000 shares       64%
                        directors as a group
                        (2 persons)

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

     10.7Agreement dated September, 1994 between The Company and Moore McKenzie, Inc., incorporated by reference from Form 10KSB Registration Statement No.34597.1-LA as filed on December 31, 1994, Exhibit 10.7(a).

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

                Exh.
                 No.    Description

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

     10.29 Letter to Oppenheim & Ostrick incorporated herein by reference from Form S-8 filed on May 3, 2002.

     10.30 Dissolution agreement between Xynergy and CSPIE dated August, 2002

     10.31 Cancellation Agreement of acquisition of Web Marketing Network, Inc. dated August 26, 2002,

     10.32 Acquisition agreement between Voyaware, LLC and Xynergy Corp. dated September, 2002.

        (b)     Reports on Form 8-K.

        On September 20, 2000 a Form 8-K was filed, reporting the acquisition of Think Blots greeting card line. The filing included the Acquisition Agreement as an exhibit and is incorporated herein by reference.

A Form 8-K was filed dated January 23, 2002 to report the acquisition of Web Marketing Network,

8-K filing dated May 2, 2002 reports acquisition of Corporate Space Power Industries and Electric Corporation, change in auditors, and Amendment to Articles of Incorporation..
On May 2, 2002 a Form 8-K was filed reporting the acqusition of CSPIE.

In June, 2002 a Form 8-K and subsequent 8-KA were filed to report the change in accountants from Ostrick and Oppenheim to Beutel Accountancy.

SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2003                   XYNERGY CORPORATION
                                        [formerly known as RAQUEL, INC.]







                                        By:   /s/Raquel Zepeda
                                              ----------------
                                              Raquel Zepeda, President,
                                              Chief Executive Officer
                                                & Chairman


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

 /s/ Raquel Zepeda              Corporate Secretary           March 30,  2003
RAQUEL ZEPEDA                   and Director)