Form 10KSB/A
period 2002-12-31
XYNERGY CORP
filed 2003-05-15
CIK 920749

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

Issuer's telephone number: (310) 274-0086
                           ---------------

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     The issuer's revenues for the fiscal year ended December 31, 2002 were $1,405. The aggregate market value of the voting stock held by non-affiliates of the registrant is $122,514. The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of December 31, 2002 was 31,161,851.

     Documents incorporated by reference: None. Transitional Small Business Issuer Format (check one): Yes [_] No [X]

                                     PART I


Item 1.  Description of Business.

Business Development.

Xynergy Corporation [formerly known as "Raquel, Inc."] was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisitions of Think Blots(TM)greeting cards, Raquel, Inc. became Xynergy Corporation.

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

Previously, March 2001, Rainmaker Corporation filed an Opposition to Raquel Zepeda's original Application for Trademark Registration for the Think Blots greeting card line. The proceeding was suspended due to the Company's lawsuit against Rainmaker and Mattel, Inc. Rainmaker Corporation filed a Motion for Summary Judgment for the lawsuit in Federal District Court. In April, 2002. their Motion was granted. Due to Xynergy's limited financial resources, an appeal was not filed. Nonetheless, the Company will continue to assert its rights to market the greeting card line under the provisions and protection of copyright laws.

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

In September, 2002 Xynergy filed an S8 Registration Statement to issue 6,000,000 shares for payment of services to consultants and employees. In October, 2002, 4,281,154 shares were issued to pay for independent consultants' services.

Tom Lupo was assigned to Xynergy's Board of Directors in November, 2002. Mr. has an extensive background in network marketing and specializes in ethnic marketing. (See Item 9.)

Xynergy signed a Letter of Intent in February, 2003 to acquire Global Leisure Corp. In April, 2003, the proposed acquisition was dissolved.

Xynergy Corp signed two letters of intent in April, 2003, to acquire NPOWR Database, Inc. (www.NPOWR.com) and Sound Pictures, LLC. NPOWR has created a revolutionary technology that facilitates the production and delivery of a new generation of media products for the emerging interactive television (iTV) and video on demand industry (VOD). Sound Pictures, LLC specializes in feature film and television production for theatrical and home release. For more information, see Item 6, Management's Discussion and Analysis or Plan of Operation, on Page 11.

Xynergy will continue to seek other acquisitions of successful companies in the private sector who would like to enter the public arena. By procuring companies with innovate and unique products, Xynergy management believes that it will accomplish its mission; value enhancement through an integration of companies in accelerated growth and emerging markets.

Business of the Issuer.

                               PRINCIPAL PRODUCTS.

Raquel of Beverly Hills

The Company markets premium cosmetics (color), skin care, under the trademark, "Raquel of Beverly Hills,(TM)" and the fragrances "Sabor A Mi, Melody of Eternal Passion(R)" and "iPeligro!(R)".

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

Think Blots(TM) Greeting Card Line

Xynergy markets a greeting card line by the tradename "Think Blots(TM)." Combining original ink blot art work with humorous and flirtatious dialogue, they offer an introspective avenue of communication. The line was originally developed in 1987 by Ms. Zepeda and is protected by a registered copyright. The line can be viewed at www.dementeddiagnosis.com.

In addition, Xynergy will be introducing Demented Diagnosis(C), a "mental test" as an advertising campaign. Through the Demented Diagnosis(C) ads, people will acquaint themselves with the cards. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

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

Think Blots(TM) Greeting Card Line

Think Blots(TM) greeting card line's principal market will commence in the Los Angeles area and electronically via the internet. Eventually the line will be marketed nationally and internationally.

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

To introduce consumers as to how Think Blots concept works, Demented Diagnosis(C), a "cartoonish" mental test was developed. Demented Diagnosis(C), a "mental test" using different Think Blots with multiple choice answers. These answers then provide a humorous conclusion as to the individual's personality. Through our Demented Diagnosis(C) ads, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

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

Think Blots(TM)  Greeting Card Line

Think Blots greeting card line is currently available on the internet. Additionally, it will be available in stores and has obtained the interest of a Los Angeles distributor.

Additionally, the Company is seeking syndication of Demented Diagnosis(C) in weekly newspapers. (See www.dementeddiagnosis.com.) Xynergy believes obtaining syndication of these "tests" would prove to be an excellent marketing and advertising tool for the greeting card line.

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

Think Blots(TM)  Greeting Card Line

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

         Patents and Trademarks.

Xynergy has obtained the trademarks for the following: "iPeligro!", its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," "Chic'a Beverly Hills," a cosmetics line for teens and Raquel of Beverly Hills logo. Additionally, copyrights are held for the following: Color Me Golden, a beauty guide for golden skin tones; Sound Recording for "Sabor A Mi," along with the music Compact Disc, Raquel of Beverly Hills' logo, Raquel of Beverly Hills' product brochure, Think Blots greeting cards, and Demented Diagnosis.

The formulas for the fragrances "Sabor A Mi," and "iPeligro!" were developed by Ms. Zepeda for Raquel of Beverly Hills and are the proprietary formulas of Xynergy.

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

         Employees.

As of December 31, 2002, Xynergy employed one (1) persons full time. Xynergy may hire additional part-time secretarial and retail sales employees depending on its level of operations.

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

The Company filed a lawsuit on November 5, 2001 against Rainmaker Development Corporation ("Rainmaker") and Mattel, Inc. ("Mattel") for copyright and trademark infringement. The Complaint was filed in the United States District Court, Southern District of California, Case No. 01CV2027W (LAB). The Complaint was for the use of the trademark, "Think Blot," for a game produced by Rainmaker which uses the same name and concept as the Company's greeting card line, "Think Blots" which were created in 1987. Rainmaker's date of first use is 1997, ten years after Think Blots' registered copyright. Rainmaker Corporation filed a Motion for Summary Judgment. In April, 2002. their Motion was granted. Due to the Company's limited financial resources, no appeal was filed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Xynergy's common stock may be traded in the over-the-counter market which are posted by the OTC "Electronic Bulletin Board", which reports quotations by brokers or dealers in particular securities. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in Xynergy's stock is reported under the symbol XYNY (formerly RAQL).

The following table sets forth the quarterly high and low bid prices of the common stock for the last 3 years.

Year Ended December 31,2000             Closing Bid              Closing Ask

                                    High          Low           High     Low
                                    ----          ---           ----     ---

         First Quarter              .07           .017          .153     .025
         Second Quarter             .07           .055          .153     .10
         Third Quarter              .08           .025          .125     .03
         Forth Quarter              .04           .025           .10     .03


Year Ended December 31,2001            Closing Bid              Closing Ask

                                    High          Low           High     Low
                                    ----          ---           ----     ---

         First Quarter              .125           .03          .25      .04
         Second Quarter             .21            .025         .39      .025
         Third Quarter              .21            .031         .29      .06
         Forth Quarter              .062           .021         .075     .025


Year Ended December 31,2002

                                    Open           High          Low     Close
                                    ----           ----          ---     -----

         First Quarter              .117            .31          .01     2.00
         Second Quarter             .214            .53          .04      .30
         Third Quarter              .046            .16          .01      .03
         Forth Quarter              .01             .01          .01      .01


These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

As of December 31, 2002, there were 1,022 record holders of Xynergy's common stock.

Common Stock. As of January 25, 2002, authorized capital stock of Xynergy is 250,000,000 shares of common stock which has a par value of $.001 per share. The holders of common stock (a) have equal rateable rights to dividends from funds legally available therefor, when and if declared by the Board of Directors of Xynergy; (b) are entitled to share rateably in all of the assets of Xynergy available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of Xynergy; (c) does not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (d) are entitled to one noncumulative vote per share on all matters on which shareholders may vote at all meetings.

Preferred Stock. The authorized capital stock of Xynergy also includes 50,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of Xynergy has the right to determine the characteristics of any preferred stock. Such characteristics include voting rights, dividend requirements, redemption provisions and/or liquidation preferences.

In May, 2001, the Company issued 4,000,000 shares to individuals for purchase of stock options. In August, 2001, and December, 2001 the Company issued stock for exercise of options of 1,000,000 shares, and 500,000 shares, respectively. (See
Item 1, Recent Operations, Pages 3-4.)

As of December 31, 2002, there were 31,161,851 shares of common stock outstanding, with each share entitled to one vote. As the holder of 5,999,200 shares, and control person for 13,000,000 shares, (an aggregate of 18,999,200 shares) Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

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

Plan of Operation

Xynergy has expanded its plan of operation substantially, since its change in strategy as a holding Company. Xynergy's mission is revenue enhancement through an integration of companies in growth and emerging markets. Xynergy believes that this plan of operations will protect its value as markets change and fluctuate.

During 2002, Xynergy completed the acquisitions of Web Marketing Network, Corporate Space Power Industries & Electric, Inc., and Voyaware, LLC. For reasons that management believes are in the best interests of Xynergy, all three of these acquisitions were dissolved.

In April, 2003, Xynergy established relationships with enterprises in the entertainment industry. Xynergy has signed letters of intent with NPOWR Database, Inc. and Sound Pictures LLC and is now negotiating acquisition agreements with both companies. These two enterprises represent substantial revenue growth potential along with a wealth of management talent.

NPOWR has a patented software technology that automates the creation and delivery of personalized television programming. In short, this technology will provide television viewers with "personalized television," through what NPOWR refers to as their stimTV(TM) Network. NPOWR will be building a nationwide network of servers that will have a reach of over 24 million US-based broadband viewers when it is deployed. NPOWR's patented System for the Automated Generation of Media along with its methodology for aggregating free content for promotional purposes make the creation of a network featuring entertaining and revenue-driving direct marketing (a 1.7 trillion dollar industry) media relatively inexpensive.

NPOWR's management team consists of Robert Whitmore, CEO, Rowland Perkins, Chairman, and Dwight Marcus, CTO and Inventor. With more than 20 years in the entertainment industry, Mr. Whitmore is a three-time Golden Globe award winner, and was nominated for three Academy Awards. Mr. Perkins, the Chairman of NPOWR and founding president of Creative Artists Agency ("CAA"), has been an entertainment industry leader and innovator for more than 30 years. Prior to working with CAA, Mr. Perkins worked as Director of the TV Talent department and Vice President at the William Morris Agency. Mr. Marcus, NPOWR's Chief Technology Officer and Inventor of NPOWR's technology has been engaged in creating technological innovations in the entertainment industry since 1986. An award-winning media and advertising producer, Mr. Marcus' designs have been impacting the entertainment industry for over two decades. (For more information, refer to Xynergy's 4/23/03 press release posted on the internet at http://biz.yahoo.com/prnews/030423/-law075_1.html.)

Sound Pictures, LLC specializes in feature film and television production for theatrical and home release. Sound Pictures, LLC was formed by veteran media producers Robert Whitmore and Dwight Marcus to develop feature films, as well as made-for-DVD, and television movies along with their ancillary properties. The mission of Sound Pictures is to make extensive use of new filmmaking technologies to create entertainment properties with maximum production value for the dollars expended and with optimal aftermarket life.

Sound Pictures, LLC entered into a letter agreement with Jackson Securities (www.jacksonsecurities.com) and the Jackson Logo Entertainment Partners on April 24, 2003. Jackson Logo Entertainment Partners is in the process of raising $20 million to be used for the development of a variety of film and television projects. It is expected that the properties acquired with the funds assets will leverage a minimum of $100 million in production financing. (For more information, refer to Xynergy's 4/25/03 press release posted on the internet http://biz.yahoo.com/prnews/030425/laf029_1.html.)

Material Changes in Financial Condition

Cash and cash equivalents were $148 at December 31, 2002. As a result, revenues from the year 2002 continued to be insufficient to support the selling, general and administrative expenses, nor to execute Xynergy's marketing plan for its products.

Xynergy's available cash position at December 31, 2002 may not be sufficient to cover Xynergy's operating expenses through calendar year 2003. While its receivables are substantial, and have been submitted to a collection agency for retrieval; recovery of these monies is uncertain.

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

Item 7.  Financial Statements*.


                               XYNERGY CORPORATION
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS



Cover page for Audited Financials.......................................14

Independent Auditor's Report............................................15

Balance Sheet...........................................................16

Statement of Operations.................................................17

Statement of Stockholder's Equity.......................................18

Statement of Cash Flows.................................................19

Notes to Financial Statements...........................................20-25




*The following financial statements represent the fiscal year ended December 31, 2002. An Amendment No. 2 for 10KSB will be filed shortly to represent the financials for the previous two years of 2000 through 2001.

              XYNERGY CORPORATION (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 FINANCIAL AUDIT
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2002








                                  PREPARED BY:
                               HENRY SCHIFFER, CPA
                            AN ACCOUNTING CORPORATION
                          315 SO. BEVERLY DRIVE STE 211
                             BEVERLY HILLS, CA 90212
                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Xynergy Corporation (formerly known as Raquel, Inc.)
Beverly Hills, CA

We have audited the accompanying balance sheet of Xynergy Corporation (formerly known as Raquel, Inc.) as of December 31, 2002 and related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Xynergy Corporation (formerly known as Raquel, Inc.) as of December 31, 2002 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $35,188 during the year ended December 31, 2002. The Company's significant operating loss raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Beverly Hills, California
May 14, 2003

                                                XYNERGY CORPORATION
                                         (FORMERLY KNOWN AS RAQUEL, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET
                                                    31-Dec-02
                                                                                    ----------------
                                                                                         2002
                                                                                    ----------------
                ASSETS

Current assets:
 Cash ............................................................................   $       148.35
 Inventory .......................................................................   $     8,870.00
 Prepaid expenses and other receivables ..........................................   $     3,000.00
 Capital Stock ...................................................................   $    13,665.00
                                                                                     --------------
 Total current assets ............................................................   $    25,683.35

 Loans to employees ..............................................................   $   263,292.02

 Property and Equipment ..........................................................   $    34,018.73
 Less accumulated depreciation ...................................................   $   (34,018.73)
                                                                                     --------------
 Total assets ....................................................................   $   288,975.37
                                                                                     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable ................................................................   $    29,051.93
 Accrued Expenses
 Loans Payable ...................................................................   $    27,986.80
                                                                                     --------------
 Total Liabilities ...............................................................   $    57,038.73
                                                                                     --------------

 Stockholders' equity:
 Preferred stock, $.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding
 Common stock $.001 par value;shares authorized 250,000,000
 issued and outstanding 31,162,000 for 2002 and
 30,100,000 for 2001 and 24,700,000 for 2000 .....................................   $    31,162.00
 Paid in Capital .................................................................   $ 1,653,190.00
 Retained earnings (deficit) .....................................................   $(1,452,415.36)
 Total stockholders' equity ......................................................   $   231,936.64
                                                                                     --------------
 Total liabilities and stockholders' equity ......................................   $   288,975.37
                                                                                     ==============

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                          For the years
                                                      -----------------------
                                                        ended December 31,
                                                      -----------------------
                                                               2002
                                                               ----

 Sales .............................................   $      1,405.36

 Cost of goods sold ................................   $            --
                                                       ---------------
 Gross profit ......................................   $      1,405.36

 Operating expenses ................................   $     30,479.78
                                                       ---------------

 Interest expense ..................................   $      5,313.94

 Loss from operations ..............................   $    (34,388.36)

 Other income
 Interest income ...................................   $            --
 Lititgation settlement ............................   $            --
 Miscellaneous .....................................   $            --
                                                       ---------------
 Total other income ................................   $            --
                                                       ---------------
 (Loss) before Income Taxes ........................   $    (34,388.36)

 Provision for income taxes ........................   $        800.00
                                                       ---------------
 Net loss ..........................................   $    (35,188.36)
                                                       ===============



 Income (Loss) per share:
 Basic and diluted..................................   $            --
                                                       ===============
 Number of shares used in the per
 share calculation:
 Basic and diluted .................................     31,162,000.00
                                                       ===============

                                              XYNERGY CORPORATION
                                         (FORMERLY KNOWN AS RAQUEL, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE YEAR ENDED DECEMBER 31, 2002


                                              Common Stock                            Deficit
                                        ------------------------    Additional      during  the       Total
                                         Number                      Paid-In        development    Stockholders'
                                         of Shares       Amount      Capital           stage           Equity
                                         ---------       ------      -------           -----           ------
Balance, December 31, 2001.......    30,100,000.00   $  3,010.00   $1,445,690.00   $(1,418,027.00)  $  30,673.00

Common Stock Issued for options..     1,500,000.00   $    150.00   $   37,500.00
                                      ------------   -----------   -------------
Total Before Reverse.............    31,600,000.00   $  3,160.00   $1,483,190.00

Reverse-split (100 to 1).........   (31,284,303.00)  $ (3,128.00)
                                                     -----------
Total After Reverse..............       315,697.00   $     32.00
                                                     -----------
Increase in par value to .001....                    $    316.00

Issuance of shares...............    40,346,000.00   $ 40,346.00   $  170,000.00
Common stock canceled............    (9,500,000.00)  $ (9,500.00)

Net loss for the year ended
December 31, 2002................                                                  $   (34,388.36)  $ (34,388.36)
                                     -----------------------------  -------------  --------------   ------------

Balance, December 31, 2002.......    31,161,697.00     31,162.00    1,653,190.00    (1,452,415.36)    231,936.64
                                     ============================================================================

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                               For the years
                                                               -------------
                                                              ended December 31,
                                                              -----------------
                                                                    2002
                                                                    ----

Cash flows from operating activities:
Net income (loss) ...........................................   $   (34,388.36)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation ................................................   $           --
Loss on abandoned leasehold improvement .....................   $           --
(Increase) decrease in:
Inventory ...................................................   $           --
Prepaid expenses and other assets ...........................   $  (222,272.00)
Deposits ....................................................   $           --
Increase (decrease) in:
Accounts payable and accrued liabilities ....................   $    18,435.73
                                                                --------------
Net cash (used in) operating activities .....................   $  (238,224.63)
                                                                --------------
Cash flows used for investing activities:
(Payments) to acquire property and equipment ................   $           --
                                                                 -------------

Net cash provided by (used in) investing activities .........   $           --
                                                                --------------
Cash flows from financing activities:
Proceeds from MMI settlement agreement ......................   $           --
Proceeds (repayment) of note payables .......................   $           --
Proceeds from issuance of common stock and paid in capital ..   $   235,652.00
                                                                --------------
Net cash provided by (used in) financing activities .........   $   235,652.00
                                                                --------------
Net increase (decrease) in cash and cash equivalents ........   $    (2,572.63)

Cash and cash equivalents at beginning of year ..............   $     2,721.00
                                                                --------------

Cash and cash equivalents at end of year ....................   $       148.37
                                                                ==============
Supplemental disclosure of cash flow information:

Interest paid ...............................................   $     5,313.94
                                                                ==============
Income taxes paid ...........................................   $       800.00
                                                                ==============

Supplemental disclosure of non-cash investing and financing activities:

2,600,000 shares of common stock cancelled ..................   $           --
                                                                 ==============

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements



1. Summary of significant accounting policies:

          Organization and line of Business

          Xynergy Corporation (formerly known as Raquel, Inc.) the "company" was organized under the laws of the state of Nevada on August 6, 1993. As of March 31, 1994, the Company issued 20,000,000 shares of its common stock for the business known as Colecciones de Raquel, Inc. in a reorganization of entities under common control accounted for at historic cost in a manner similar to pooling of interest accounting as the Company's sole stockholder was the sole proprietor of the predecessor business. The Company elected to change its name from Raquel, inc. to Xynergy Corporation on January 22, 2001.

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

          Property and Equipment

          Property and equipment is carried at cost and depreciated using the straight-line method over the estimated useful lives, which are generally five years. Maintenance and minor replacements are charged to expense and major improvements are capitalized as incurred. Gaines and losses on disposals due to asset impairment are included in the statement of operations.

          Advertising Costs

          Advertising costs are charges to operations when incurred. Advertising costs were $22,017 for the year ended December 31, 2002.

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements

1. Summary of significant accounting policies (continued):

          Income Taxes

          The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in deferred tax assets and liabilities.

          Net Loss Per Share

          For the year ended December 31, 2002, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basis earnings per share and diluted earnings per share are the same.

          Comprehensive Income

          For the year ended December 31, 2002, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defines includes all changes in equity (net assets) during the period from non-owner courses. Examples of items to be included in comprehensive income, which are excluded from net income, included foreign currency translations adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presents I the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

2.  Cash and Cash Equivalents:

          The Company maintains cash deposits in banks and in financial institutions located in Southern California. Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Deposits in a money market account with a financial institution are insured by the Securities Investor Protection Corporation (SPIC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

3.  Common and Preferred Stock Transactions:

          As part of an initial public offering in August 1994, the Company issued 1,000,000 Units of securities for an aggregate offering price of $100,000. Each Unit consists of one share of common stock and one A Warrant. Each A Warrant entitles the holder one share of common stock and two B Warrants. Each B Warrant entitles the holder to one share of common stock and one C Warrant.

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

          In February 1995, all of the B Warrants were exercised in a transaction the Company claims was fraudulent. Although the Company received no portion of the $1,000,000 exercise price, Unites consisting of one share of common stock and one C Warrant were issued by the Company's transfer agent without the knowledge of the Company's officers or directors to persons purportedly exercising the B Warrants.

          The shares of common stock issued in the Company's initial public offering and upon exercise of the A Warrants and B Warrants (collectively the `Shares") have been publicly traded. The C Warrants were not exercised and were canceled by the Company.

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

          In January 2002, the Company executed a reverse split at 100 to 1.

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

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


3. Common and Preferred Stock Transactions (continued):

          Incentive Stock Option Plan

          The Company has adopted an Incentive Stock Plan (the "Plan"). The Plan authorizes the granting of options to employees of the Company to purchase and aggregate of $500,000 shares of common stock at no less than the fair market value for the common stock at the date the option is granted. For owners of 10% or more of the voting power of the Company's stock, the option prices must be at least 20% or more of the fair market value of the common stock at the date the option is granted. No option may be granted after August 6, 2003. No options have been granted under the Plan to date.

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

5.  Going Concern:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements indicated that the Company incurred a net loss of $35,188 during the year ended December 31, 2002. The Company's significant operating loss raises substantial doubt about its ability to continue as a going concern. Management's plan is revenue enhancement through an integration of companies in growth and emerging markets.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.


On April 23, 2002, Xynergy Corporation signed an engagement letter with Buetel Accountancy Corporation. This change was reported in the Company's 8-K filing dated May 2, 2002.

This change was not affected as a result of a dispute or disagreement.

On May 1, 2003, the Company engaged Henry Schiffer, CPA to perform its audit for the fiscal year ended December 31, 2002; to replace the firm of Buetel Accountancy Corporation. The decision to change independent auditors was approved by the Company's Board of Directors. This change was reported in the Company's 8-K filing dated May 1, 2003 and was not affected as a result of a disagreement, per the 8-KA filing of May 7, 2003, along with Mr. Beutel's letter as Exhibit 10.33.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The directors and executive officers of Xynergy are as follows:

         Name                      Age                   Position
         ----                      ---                   --------

         Raquel Zepeda             51                    President and Chairman
         Thomas Lupo               55                    Director

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

     TOM LUPO is serving as a Director on Xynergy's Board and has a vast knowledge and experience in the network marketing industry. Mr. Lupo is a Senior Executive with 30 years' experience in Direct Sales and Network marketing in the US, Canada and Europe with such major international companies such as Avon, Shaklee, Twinlab and Japanese-owned Noevir cosmetics. Managed sales, marketing operations, product development and international sales and marketing efforts. Considered a "pro" in direct-to-consumer marketing with an extensive background in the Skin Care and Wellness industries. Has worked in large, small and "start up" business models.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Xynergy's officers and directors and persons who own more than 10% of Xynergy's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Xynergy with copies. During each of the fiscal years ended December 31, 2000, 2001, and 2002, each of the directors and officers filed the required Form 3.

Item 10.  Executive Compensation.

Compensation of Officers. No executive officer of Xynergy was paid cash or non-cash compensation in excess of $100,000 during calendar years 2000, 2001, or 2003 and Xynergy filed a Stock Incentive Plan with its September, 2002 S-8. The following table sets forth the cash compensation paid by Xynergy to its chief executive officer for services rendered during calendar years, 2000, 2001, and 2002.

                                   Annual Compensation (1)
     Name and                                                  Other Annual
Principal Position          Year    Salary ($)    Bonus ($)    Compensation

Raquel Zepeda, President    2002      ---           ---           ---
                            2001      ---           ---           ---
                            2000      ---           ---           ---

Incentive Stock Option Plan. Xynergy has adopted an Incentive Stock Option Plan (the "Plan"). The purpose of the Plan is to secure and retain key employees of Xynergy. The Plan authorizes the granting of options to key employees of Xynergy. The Plan is administered by Xynergy's Board of Directors. No options have been granted under the Plan. It may be expected that any options granted will be exercised only if it is advantageous to the option holder and when the market price of Xynergy's common stock exceeds the option price. In the event that Xynergy grants options pursuant to the Plan, the existence of such options may have a negative effect on the market price of Xynergy's common stock.

Compensation of Directors. Directors will receive a number of shares of common stock as compensation for their services in an amount determined by the Board of Directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock as of December 31, 2002:

                                        Amount and                    Percent of
                 Name and Address of    Nature of         Percent of  all Voting
Title of Class   Beneficial Owner       Beneficial Owner     Class     Classes

Common Stock     Raquel Zepeda          5,999,200 shares     19%       19%
                 269 S. Beverly Dr.     owned directly
                 Beverly Hills, CA

                 Raquel of
                 Beverly Hills, Inc.    10,000,000            32%      32%

                 Machinations           3,000,000             9.6%     9.6%


As of December 31, 2002, there were 31,161,851 shares of common stock outstanding, with each share entitled to one vote. Therefore, Xynergy has securities outstanding with an aggregate of 31,161,851 votes.

Security Ownership of Management. The following table sets forth as to each class of equity securities of Xynergy beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:

                                              Amount and
                  Name and Address of         Nature of         Percent of
Title of Class    Beneficial Owner            Beneficial Owner    Class
--------------    ------------------          ----------------  ----------
Common Stock      Raquel Zepeda               5,999,200 shares     19%
                  269 So. Beverly Dr.         owned directly
                  Beverly Hills, CA

Common Stock      All executive officers and  5,999,000 shares     19%
                  directors as a group

Changes in Control. There are no agreements, arrangements, or pledges of securities of Xynergy, the operation of which may at a subsequent date result in a change of control of Xynergy.

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

         10.33 Letter from Todd Beutel to SEC re change in accountants to Henry Schiffer, CPA.

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

               On May 2, 2002 a Form 8-K was filed reporting the acquisition of CSPIE.

               In June, 2002 a Form 8-K and subsequent 8-KA were filed to report the change in accountants from Ostrick and Oppenheim to Beutel Accountancy.

               Form 8K and subsequent 8-KA were filed on May 2003, reporting Xynergy's change in auditor from Todd Beutel to Henry Schiffer, C.P,A.

SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2003               XYNERGY CORPORATION
                                  [formerly known as RAQUEL, INC.]


                             By:   /s/Raquel Zepeda
                                   Raquel Zepeda, President,
                                   Chief Executive Officer
                                   & Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature


        /s/ Raquel Zepeda       Corporate Secretary              May 15,  2003
            RAQUEL ZEPEDA       and Director)


     The signing officer has reviewed the report;

     Based on such officer's knowledge, the report does not contain any untrue statement of material fact or omit a material fact necessary in order to make statements made, in light of the circumstances under which such statements were made, not misleading;

     Based on such officer's knowledge, the financial statements and other financial information included in the report to be filed, fairly present in all material respects the financial condition and results of operation of the company as of, and for, the periods presented in the report;

     The signing officers are responsible for establishing and maintaining internal controls, have designed such internal controls to insure that material information relating to the company and its consolidated subsidiaries is made known to such officers, particularly during the period in which the periodic reports are to be prepared, have evaluated the effectiveness of the controls as of a date within 90 days prior to the date of the report, and have presented in the report their conclusions about the effectiveness of the controls based on their evaluation as of such date;

     The signing officers have disclosed to the company's auditors and the audit committee all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the auditors any material weaknesses in internal controls and any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     The signing officers have indicated in the report whether or not there were any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.