Form 10QSB
period 2003-03-31
XYNERGY CORP
filed 2003-05-19
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 0-24798

                               XYNERGY CORPORATION
                        [Formerly known as RAQUEL, INC.]
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

                                 (310) 274-0086
                                 ---------------
                           (Issuer's telephone number)

                          Formerly known Raquel, Inc.
                -----------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]       No [ ]

At March 31, 2003, 31,161,851 shares of the Company's $.001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.       Financial Statements                                        PAGE
                                                                          ----

     (a)      Balance Sheet (Unaudited) -March 31, 2003 ...................1

     (b)      Statements of Operations (Unaudited) - Three months
              ended March 31, 2003 and 2001 Period from
              Inception (December 1, 1987) to March 31, 2003...............2

     (c)      Statement of Stockholder's Equity (Unaudited) -
              Period from Inception (December 1, 1987) to March 31, 2003...3

     (d)      Statements of Cash Flows (Unaudited) - Three months
              ended March 31, 2003 and Period from
              Inception (December 1, 1987) to March 31, 2003...............4

     (e)      Notes to Unaudited Financial Statements......................5

ITEM 2.       Management's Discussion and Analysis or
              Plan of Operation............................................7


PART II - OTHER INFORMATION................................................9

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                                                          March 31, 2003
                                                                                                          --------------
Assets

         Current Assets

                                                                             Cash and equivalents        $     63
                                                                            Merchandise Inventory           8,870
                                                                   Deposits paid and other assets         266,792
                                                                                    Capital Stock          13,665
--------------------------------------------------------------------------------------------------       --------
                                                                             Total Current Assets         289,390

         Equipment, Furniture & Fixtures, net of accum. depr.  $34,019                        -0-
                                                                                              ---

         Total Assets                                                                   $ 289,390
                                                                                         ========


Liabilities and Stockholders Equity

         Current Liabilities
                                                                 Accounts payable & Taxes payable       $  62,941

                                                                        Total current liabilities       $  62,941

         Stockholder's equity
                                   Common stock - $.001 par value, 250,000,000 shares authorized,
                                                       31,161,851   shares issued and outstanding          31,161

                                                                       Additional paid in capital       1,653,190

                                                 Deficit accumulated during the development stage      (1,457,903)

                                                                       Total stockholder's equity        226, 449

         Total liabilities and stockholder's equity                                      $289,390
                                                   ==============================================

                 See accompanying notes to financial statements






                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                              Three Months                         Inception 12/87 to
                                                              Ended March 31,                          March 31,
                                                                                                        2003
--------------------------------------------------------------------------------------------------------------------
                                                           2003                2002
-------------------------------------------------------------------------------------------------------------------
Sales                                                       49                  115                          49,528
Cost of Goods Sold                                          --                   --                          24,627
                  -------------------------------------------------------------------------------------------------

Gross Profit                                                                    115                          24,901

Selling, general, and administrative expenses            5,536                7,334                       1,567,092
                                                         ----------------------------------------------------------

(Loss) from operations                                  (5,487)              (7,219)                     (1,534,191)

Other Income                                                --                   --                         119,148

Loss before provision for income taxes                  (5,487)              (7,219)                     (1,415,043)

Provision for income taxes                                  --                  800                          (7,200)

Net Loss                                               ($5,487)             ($8,019)                    ($1,422,243)
                                                      =============================================================

Net Loss per share                                       ($.01)               ($.01)
                                                      ==============================

Weighted average number of common shares            31,161,851           12,315,697
                                        ============================================================================


                 See accompanying notes to financial statements








                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                                   (Unaudited)




                                                                                        Deficit
                                                                       Addt'l           During the
                                    Common Stock                       Paid In          Development
                                    Shares           Amount            Capital          Stage             Total
                                    ------           ------            -------          -----             -----
Balance December 31, 2000           24,700,000       $ 2,470            $1,375,704      $(1,304,860)      $  73,314

Net Loss for 12/31/01                                                                      (113,167)       (113,167)
                                    -----------      ------            ----------       ------------      ----------
Balance December 31, 2001           30,100,000       $ 3,010            $1,445,690      $(1,418,027)      $  30,673

Common Stock Issued                  1,500,000       $   150            $  37,500
                                      -------------------------------------------
Total Before Reverse                31,600,000       $ 3,160            $1,483,190

Reverse-split (100 to 1)            (31,284,303)     $(3,128)
                                    -------------------------
Total After Reverse                     315,697      $    32
                                    ==========================
Increase in par value to .001                        $   316

Common Stock issued                  40,346,000      $ 40,346           $ 170,000
Common Stock canceled                 9,500,000      $  9,500
Net Loss year ended
December 31, 2002                                                                       $   (34,388)         (34,388)
                                    -----------      ----------        -----------      -----------------------------
Balance, December 31, 2002          31,161,697       $31,162           $ 1,653,190      $(1,452,415)       $ 231,936

Net Loss, Quarter End, 3/03                                                             $    (5,487)       $  (5,487)
                                    ----------       ----------        -----------      -----------------------------
Balance, March 31, 2003             31,161,697       $31,162           $ 1,653,190      $(1,457,902)       $ 226,449



                 See accompanying notes to financial statements





                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                               For the Three Month        Period from Inception
                                                                                     Period Ended            December 31, 1987
                                                                                     March 31,                    to Current
                                                                                        2003                   March 31, 2003
                                      -------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                                                 $ (5,487)             $( 1,457,902)
Adjustments to reconcile net loss to net cash used in
 operating activities
                                                                    Depreciation                 0                    47,720
     (Increase) decrease in Inventory                                                       (8,870)
                                                 Prepaid expenses & other assets              (500)                  (265,640)

     Increase (decrease) in
                                             Accounts Payable & accrued expenses              5,903                    62,941
                                                                                          -------------------------------------
                                           Net cash used in operating activities            $  (84)             $  (1,621,751)
                                                                                          -------------------------------------


Cash flows from investing activities
                                            Purchase of Equipment & Improvements                (0)                   (47,721)

                                           Net cash used in investing activities                (0)                  $(47,721)

Cash flows from financing activities
     Proceeds from MMI settlement agreement                                                      -                 $1,250,000
     Proceeds from sale of common stock                                                          -                    382,782
     Payments for offering costs                                                                 -
Loans & paid-in capital from  stockholder                                                        -                     36,754
                                                                                           -----------------------------------

     Net cash provided by financing activities                                                   -                 $1,669,536
                                                                                           ----------------------------------

     Net increase(decrease) in cash and cash equivalents                                       (84)
                                                                                           ----------

Cash & cash equivalents, beginning of period                                                 $ 148
                                                                                           ----------

Cash & cash equivalents, end of period                                                       $  64
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

During the year 2001, the Company changed its strategy and mission. Since the company's products were not producing revenues, a new approach was taken: to acquire companies whose revenues or innovative value would amplify the Company's overall worth. In January, 2002, the company changed its name to Xynergy Corporation. Xynergy expanded its plan of operation substantially, since its change in strategy as a holding Company. Xynergy's mission is revenue enhancement through an integration of companies in growth and emerging markets. Xynergy believes that this plan of operations will protect its value as markets change and fluctuate.

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

2. Unaudited financial statements

The financial statements as of March 31, 2003 and March 30, 2001 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

In 2001, the Company changed its strategy to diversify by acquiring companies in various growth markets. To date, Xynergy has two subsidiaries. In April, 2003, Xynergy signed letters of intent to acquire NPOWR Database, Inc. and Sound Pictures, LLC. See Management's Discussion and Analysis Or plan of Operation section on Page 7.

4.  Legal proceedings

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

5.  Leases

As of June 30, 2000, the Company moved its offices, the mailing address is 269 So. Beverly Drive, Suite 938, Beverly Hills, California 90212, telephone number
(310) 274-0086, fax number (310) 274-0161. Additionally, the company rents two warehouse spaces to house its cosmetics inventory and furniture and fixtures.

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

Xynergy now has two subsidiaries, Raquel of Beverly Hills and Think Blots greeting cards. In April 2003, Xynergy signed letters of intent to acquire NPOWR Database, Inc. and Sound Pictures LLC and is now negotiating acquisition agreements with both companies. These two enterprises represent substantial revenue growth potential along with a wealth of management talent.

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

Think Blots(TM) greeting card line was the Company's first acquisition which was consummated in September 2001. THINK BLOTS(TM) is a totally unique and entertaining concept in greeting cards. In addition, introduced Demented Diagnosis(C), a "mental test" as a promotinal tool. Through Demented Diagnosis(C) tests, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, the Company plans to syndicate Demented Diagnosis so that they may be placed alongside horoscopes and cross-word puzzles.

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

In April, 2003, Xynergy established relationships with enterprises in the entertainment industry. Xynergy has signed letters of intent with NPOWR Database, Inc. and Sound Pictures LLC and is now negotiating acquisition agreements with both companies. These two enterprises represent substantial revenue growth potential along with a wealth of management talent. Xynergy management also believes that the entertainment industry may also lead to new avenues of distribution for its subsidiary's products, cosmetics and greeting cards.

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

Sound Pictures, LLC entered into a letter agreement with Jackson Securities (www.jacksonsecurities.com) and the Jackson Logo Entertainment Partners on April 24, 2003. Jackson Logo Entertainment Partners is in the process of raising $20 million to be used for the development of a variety of film and television projects. It is expected that the properties acquired with the funds assets will leverage a minimum of $100 million in production financing. (For more information, refer to Xynergy's 4/25/03 press release posted on the internet http://biz.yahoo.com/prnews/030425/laf029_1.html.) Xynergy has retained counsel and consultants to execute a second round of financing to obtain working capital for Xynergy and its subsidiaries.


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

According to statistics, direct sales in 1999 in the United States totaled $24.54 billion, with the personal care category representing 24.9%; an equivalent of $6.11 billion. Raquel, Inc. expects that this new avenue of sales and distribution will ultimately increase its revenues. (See Plan of Operation, Page 8)

Think Blots will be distributed through retail outlets. Additionally, the company is seeking syndication of Demented Diagnosis in periodicals which would give Think Blots greeting card line additional exposure.

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

Material Changes and Analysis of Financial Condition

The Company's cash position has decreased during the three month period ended March 31, 2003 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended March 31, 2003. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.


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

Item 2.  Changes in Securities

From the period of 1998 through December, 2002 the Company had issued common stock in exchange for consulting services, via S-8 filings. Some of these shares were canceled due to litigation for non-performance on the part of some of these consultants (see "Legal Proceedings"). In January of 20021, the company changed its amount of authorized stock, common to 250,000,000 and preferred to
50,000,000. In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. (See Page 6, 1. Business.) As of March 31, 2003, the Company had 31,161,851 shares outstanding. (See Page 3, Statement of Shareholder's Equity.)


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

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                                  (Registrant)



Dated: May 19, 2003                       By:   /s/ Raquel Zepeda
                                                -------------------------------
                                                Raquel Zepeda, Chief Financial
                                                   Officer & Chairman
The signing officer has reviewed the report;

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