Form 10KSB/A
period 2002-12-31
XYNERGY CORP
filed 2003-06-02
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-KSB AMENDMENT NO. 2

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

Statement of Operations.................................................17

Statement of Stockholder's Equity.......................................18

Statement of Cash Flows.................................................19

Notes to Financial Statements...........................................20-25

              XYNERGY CORPORATION (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 FINANCIAL AUDIT
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001, AND 2000








                                  PREPARED BY:
                               HENRY SCHIFFER, CPA
                          315 SO. BEVERLY DRIVE STE 211
                             BEVERLY HILLS, CA 90212

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Xynergy Corporation (formerly known as Raquel, Inc.)
Beverly Hills, CA

We have audited the accompanying balance sheets of Xynergy Corporation (formerly known as Raquel, Inc.) as of December 31, 2002, December 31, 2001 and December 31, 2000 and related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The balance sheet of Xynergy Corporation (formerly known as Raquel, Inc.) as of December 31, 2000 and the statements of operations, stockholders' equity, and cash flows from December 1, 1987 (inception) to December 31, 2000 were audited by other auditors, whose report, dated May 20, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, based on our audit and the audit report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Xynergy Corporation (formerly known as Raquel, Inc.) as of December 31, 2002 and the results of their operations and its cash flows for each of the three years in the periods December 31, 2000 through December 31, 2002 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $35,188 during the year ended December 31, 2002, a net loss of $113,167 during the year ended December 31, 2001 and a net loss of $97,675 during the year ended December 31, 2000. The Company's significant operating losses raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                          DECEMBER 31, 2002, 2001, 2000


                       Assets                                         2002                  2001                    2000
                      -------                                    -----------------------------------------------------------
Current assets:
   Cash                                                         $       148.35          $    2,721.00          $   17,658.00
   Inventory                                                    $     8,870.00          $    8,870.00          $   57,417.00
   Prepaid expenses and other receivables                       $    51,475.44          $   42,868.00          $    2,796.00
   Capital Stock                                                $    13,665.00          $     --               $     --
                                                                -------------------------------------------------------------
      Total current assets                                      $    74,158.79          $   54,459.00          $   77,871.00

Loans to employees                                              $   214,816.58          $   14,817.00          $     --

Property and Equipment                                          $    34,018.73          $   34,019.00          $   34,019.00
   Less accumulated depreciation                                $   (34,018.73)         $  (34,019.00)         $  (33,244.00)

                                                                -------------------------------------------------------------
   Total assets                                                 $   288,975.37          $   69,276.00          $   78,646.00
                                                                =============================================================


                       Liabilities and Stockholders' Equity
                      -------------------------------------

 Current Liabilities:
   Accounts Payable                                             $      29,051.93        $      32,471.00
   Accrued Expenses                                                                     $        --             $       5,332.00
   Loans Payable                                                $      27,986.80        $       6,132.00
                                                                ----------------------------------------------------------------
      Total Liabilities                                         $      57,038.73        $      38,603.00        $       5,332.00
                                                                ----------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $.001 par value,
   50,000,000 shares authorized, 0 shares
   issued and outstanding
   Common stock $.001 par value;shares authorized 250,000,000 issued and outstanding 31,162,000 for 2002 and
   30,100,000 for 2001 and 24,700,000 for 2000                  $      31,162.00        $       3,010.00        $       2,470.00
   Paid in Capital                                              $   1,653,190.00        $   1,445,690.00        $   1,375,704.00
   Retained earnings (deficit)                                  $    (923,803.77)       $  (1,418,027.00)       $  (1,304,860.00)
   Historical Balancing                                         $    (528,611.59)       $        --             $        --
                                                                ----------------------------------------------------------------
   Total stockholders' equity                                   $     231,936.64        $      30,673.00        $      73,314.00
                                                                ----------------------------------------------------------------
   Total liabilities and stockholders' equity                   $     288,975.37        $      69,276.00        $      78,646.00
                                                                ================================================================



                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                For the years
                                                              ended December 31,
                                        -----------------------------------------------------------------------
                                                      2002                 2001                2000
                                        -----------------------------------------------------------------------
Sales                                   $        1,405.36         $        2,487.00         $        6,637.00

Cost of goods sold                      $         --              $          908.00         $        1,392.00
                                        -----------------------------------------------------------------------
Gross profit                            $        1,405.36         $        1,579.00         $        5,245.00

Operating expenses                      $       30,479.78         $    1,115,186.00         $      104,920.00
                                        -----------------------------------------------------------------------

Interest expense                        $        5,313.94         $         --              $         --

Loss from operations                    $      (34,388.36)        $   (1,113,607.00)        $      (99,675.00)

Other income
   Interest income                      $         --              $          234.00         $        2,800.00
   Lititgation settlement               $         --              $         --              $         --
   Miscellaneous                        $         --              $        1,006.00         $         --
                                        -----------------------------------------------------------------------

      Total other income                $         --              $        1,240.00         $        2,800.00
                                        -----------------------------------------------------------------------

(Loss) before Income Taxes              $      (34,388.36)        $   (1,112,367.00)        $      (96,875.00)

Provision for income taxes              $          800.00         $          800.00         $          800.00
                                        -----------------------------------------------------------------------

Net loss                                $      (35,188.36)        $   (1,113,167.00)        $      (97,675.00)
                                        =======================================================================



Income (Loss) per share:                $         --              $         --              $         --
                                        =======================================================================
   Basic and diluted

Number of shares used in the per
   share calculation:
      Basic and diluted                     31,162,000.00             30,100,000.00             24,700,000.00
                                        ======================================================================




                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000, AND 1999


                                                                                           Deficit
                                     Common Stock                     Additional          during the           Total
                                      Number                            Paid-In          development       Stockholders'
                                     of Shares          Amount          Capital             stage             Equity
                                 --------------------------------   ---------------    ----------------   ---------------
 Balance, December 31, 1998         27,300,000.00      $2,730.00     $1,375,444.00      $(1,037,508.00)      $340,666.00

 Common stock cancelled             (2,600,000.00)     $ (260.00)         $ 260.00

 Net loss for the year ended
    December 31, 1999                                                                    $ (169,677.00)    $ (169,677.00)
                                 --------------------------------   ---------------    ----------------   ---------------

 Balance, December 31, 1999         24,700,000.00      $2,470.00     $1,375,704.00      $(1,207,185.00)      $170,989.00

 Net loss for the year ended
    December 31, 2000                                                                     $ (97,675.00)     $ (97,675.00)
                                 --------------------------------   ---------------    ----------------   ---------------

 Balance, December 31, 2000         24,700,000.00      $2,470.00     $1,375,704.00      $(1,304,860.00)      $ 73,314.00

 Issuance of shares                  5,400,000.00       $ 540.00       $ 69,986.00      $           --       $ 70,526.00

 Net loss for the year ended
    December 31,2001                            -            $ -               $ -       $ (113,167.00)    $ (113,167.00)
                                 --------------------------------   ---------------    ----------------   ---------------

 Balance, December 31, 2001         30,100,000.00      $3,010.00     $1,445,690.00      $(1,418,027.00)      $ 30,673.00

 Common Stock Issued for options     1,500,000.00       $ 150.00       $ 37,500.00
                                 -----------------   ------------   ---------------
 Total Before Reverse               31,600,000.00      $3,160.00     $1,483,190.00

 Reverse-split (100 to 1)          (31,284,303.00)   $ (3,128.00)
                                                     ------------
 Total After Reverse                   315,697.00        $ 32.00
                                                     ============
 Increase in par value to .001                          $ 316.00

 Issuance of shares                 40,346,000.00     $40,346.00      $ 170,000.00
 Common stock canceled              (9,500,000.00)   $ (9,500.00)

 Net loss for the year ended
    December 31, 2002                                                                     $ (34,388.36)     $ (34,388.36)
                                 --------------------------------   ---------------    ----------------   ---------------

 Balance, December 31, 2002         31,161,697.00      31,162.00      1,653,190.00       (1,452,415.36)       231,936.64
                                 ========================================================================================




                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                         For the years
                                                                                      ended December 31,
                                                                        -------------------------------------------------
                                                                              2002             2001            2000
                                                                        -------------------------------------------------
 Cash flows from operating activities:
   Net income (loss)                                                     $   (34,388.36)   $  (113,167.00)   $  (97,675.00)

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation                                                    $      --         $       774.00    $    6,509.00
         Loss on abandoned leasehold improvement                         $      --         $        --       $    5,351.00
   (Increase) decrease in:
         Inventory                                                       $      --         $    48,547.00    $    4,379.00
         Prepaid expenses and other assets                               $  (222,272.00)   $   (40,072.00)   $      392.00
         Deposits                                                        $      --         $      --         $    2,200.00
   Increase (decrease) in:
         Accounts payable and accrued liabilities                        $    18,435.73    $    33,271.00    $   (2,861.00)
                                                                         --------------------------------------------------

            Net cash (used in) operating activities                      $  (238,224.63)   $   (70,647.00)   $  (81,705.00)
                                                                         --------------------------------------------------

Cash flows used for investing activities:
   (Payments) to acquire property and equipment                          $      --         $      --         $     --
                                                                         --------------------------------------------------
            Net cash provided by (used in) investing activities          $      --         $      --         $     --
                                                                         --------------------------------------------------
Cash flows from financing activities:
   Proceeds from MMI settlement agreement                                $      --         $      --         $     --
   Proceeds (repayment) of note payables                                 $      --         $      --         $     --
   Proceeds from issuance of common stock and paid in capital            $   235,652.00    $    55,710.00    $     --
                                                                         --------------------------------------------------
            Net cash provided by (used in) financing activities          $   235,652.00    $    55,710.00    $     --
                                                                         --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     $    (2,572.63)   $   (14,937.00)   $  (81,705.00)

Cash and cash equivalents at beginning of year                           $     2,721.00    $    17,658.00    $   99,363.00
                                                                         --------------------------------------------------
Cash and cash equivalents at end of year                                 $       148.37    $     2,721.00    $   17,658.00
                                                                         ==================================================
Supplemental disclosure of cash flow information:

   Interest paid                                                         $     5,313.94    $     1,188.00    $    2,800.00
                                                                         ==================================================

   Income taxes paid                                                     $       800.00    $       800.00    $      800.00
                                                                         ==================================================
Supplemental disclosure of non-cash investing and financing activities:

   2,600,000 shares of common stock cancelled                            $      --         $      --         $     --
                                                                         ==================================================

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements



     1.  Summary of significant accounting policies:

                  Organization and line of Business
                  Xynergy Corporation (formerly known as Raquel, Inc.) the "company" was organized under the laws of the state of Nevada on August 6, 1993. As of March 31, 1994, the Company issued 20,000,000 shares of its common stock for the business known as Colecciones de Raquel, Inc. in a reorganization of entities under common control accounted for at historic cost in a manner similar to pooling of interest accounting as the Company's sole stockholder was the sole proprietor of the predecessor business. The accompanying financial statements and notes include the accounts of Coleccions de Raquel, Inc. from the year ended December 31, 2000 through the year ended December 31, 2002. The Company elected to change its name from Raquel, inc. to Xynergy Corporation on January 22, 2001.

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

                  Advertising Costs
                  Advertising costs are charges to operations when incurred. Advertising costs were $22,017, $2418 and $4413 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

                  Net Loss Per Share
                  For the year ended December 31, 2002 and December 31, 2001, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company does not have any stock options, warrants, or other common stock equivalents outstanding, basis earnings per share and diluted earnings per share are the same.

                  Comprehensive Income
                  For the year ended December 31, 2002 and December 31, 2001, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defines includes all changes in equity (net assets) during the period from non-owner courses. Examples of items to be included in comprehensive income, which are excluded from net income, included foreign currency translations adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presents I the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

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

                  The Company's deferred tax assets, which have been offset entirely by valuation allowances, comprise the following at December 31, 2001.

                  Loss carry forwards                $503,000
                  Valuation allowances               $503,000
                                                     --------
                  Deferred tax assets                       0
                                                     --------

     The valuation allowance has been decreased by $1,000 during the year ended December 31, 2001.

5. Going Concern:

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements indicated that the Company incurred a net loss of $35,188 during the year ended December 31, 2002, a net loss of $113,167 during the year ended December 31,2001, and a net loss of $97,675 during the year ended December 31, 2000. The Company's significant operating loss raises substantial doubt about its ability to continue as a going

                               Xynergy Corporation
                          (A Development Stage Company)
                          Notes to Financial Statements


5. Going Concern (continued):

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

Dated: May 30, 2003               XYNERGY CORPORATION
                                  [formerly known as RAQUEL, INC.]


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

Signature


        /s/ Raquel Zepeda       Corporate Secretary              May 30,  2003
            RAQUEL ZEPEDA       and Director)


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