Form 10QSB
period 2003-06-30
XYNERGY CORP
filed 2003-08-11
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                -------  -------

                         Commission File Number 0-24798

                               XYNERGY CORPORATION

                        [Formerly known as RAQUEL, INC.]
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                            93-1123005
 ------------------------------                            --------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)


         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
                     --------------------------------------
                    (Address of principal executive offices)

                                 (310) 274-0086
                            -------------------------
                           (Issuer's telephone number)

                           formerly known Raquel, Inc.
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

At June 30, 2003, 32,930,697 shares of the Company's $.001 par value common stock were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                              PAGE
                                                                           ----

     (a)  Balance Sheet (Unaudited) -June 30, 2003 ..........................1

     (b)  Statements of Operations (Unaudited) - Three months
          ended June 30, 2003 and 2001 Period from
          Inception (December 1, 1987) to June 30, 2003 .....................2

     (c)  Statement of Stockholder's Equity (Unaudited) -
          Period from Inception (December 1, 1987) to June 30, 2003..........3

     (d)  Statements of Cash Flows (Unaudited) - Three months
          ended June 30, 2003 and Period from
          Inception (December 1, 1987) to June 30, 2003 .....................4

     (e)  Notes to Unaudited Financial Statements............................5

ITEM 2.  Management's Discussion and Analysis or
                  Plan of Operation..........................................7


PART II - OTHER INFORMATION..................................................8

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                  June 30, 2003
                                                                  -------------

Assets

     Current Assets

              Cash and equivalents                                  $       607
              Merchandise Inventory                                       8,870
              Deposits paid and other assets                            266,792
              Capital Stock                                              13,665
                                                                    -----------

              Total Current Assets                                      289,934

     Equipment, Furniture & Fixtures, net of accum
               depr $34,019                                                  -0-

     Total Assets                                                   $   289,934
                                                                    ===========


Liabilities and Stockholders Equity

     Current Liabilities
              Accounts payable & Taxes payable                      $    73,427

              Total current liabilities                             $    73,427

     Stockholder's equity
              Common stock - $.001 par value, 250,000,000
               shares authorized, 32,930,697 shares issued
               and outstanding                                           32,931

              Additional paid in capital                              1,653,190

              Deficit accumulated during the development stage       (1,469,614)

              Total stockholder's equity                                216,507

     Total liabilities and stockholder's equity                     $   289,934
                                                                    ===========


                 See accompanying notes to financial statements



                                      XYNERGY CORPORATION
                               (formerly known as Raquel, Inc.)
                                 (A Development Stage Company)
                                   Statements of Operations
                                          (Unaudited)



                                                                                  Inception
                                                         Six Months               12/87 to
                                                       Ended June 30,             June 30,
                                                    2003            2002            2003
                                                ------------    ------------    ------------
Sales                                                     49             205          49,528
Cost of Goods Sold                                      --              --            24,627
                                                ------------    ------------    ------------

Gross Profit                                              49             205          24,901

Selling, general, and administrative expenses         17,248          11,755       1,578,804
                                                ------------    ------------    ------------

(Loss) from operations                               (17,199)        (11,550)     (1,545,903)

Other Income                                            --              --           119,148

Loss before provision for income taxes               (17,199)        (11,550)     (1,426,755)

Provision for income taxes                              --              --            (7,200)

Net Loss                                        ($    17,199)   ($    11,550)   ($ 1,433,955)
                                                ============    ============    ============

Net Loss per share                              ($       .01)   ($       .01)
                                                ============    ============

Weighted average number of common shares          32,930,697      36,365,697
                                                ============    ============


                        See accompanying notes to financial statements

                                                                                           2



                                             XYNERGY CORPORATION
                                      (formerly known as Raquel, Inc.)
                                        (A Development Stage Company)
                                      Statement of Stockholders' Equity
                                                 (Unaudited)



                                                                                Deficit
                                                                     Addt'l     During the
                                    Common Stock                    Paid In     Development
                                    Shares            Amount        Capital     Stage             Total
                                    -----------    -----------    -----------   -----------    -----------
Balance December 31, 2000            24,700,000    $     2,470    $ 1,375,704   $(1,304,860)   $    73,314

Net Loss for 12/31/01                      --             --             --        (113,167)      (113,167)
                                    -----------    -----------    -----------   -----------    -----------


Balance December 31, 2001            30,100,000    $     3,010    $ 1,445,690   $(1,418,027)   $    30,673

Common Stock Issued                   1,500,000    $       150    $    37,500          --             --
                                    -----------    -----------    -----------   -----------    -----------
Total Before Reverse                 31,600,000    $     3,160    $ 1,483,190          --             --

Reverse-split (100 to 1)            (31,284,303)   $    (3,128)          --            --             --

Total After Reverse                     315,697    $        32           --            --             --
                                    ===========    ===========    ===========   ===========    ===========
Increase in par value to .001              --      $       316           --            --             --

Common Stock Issued                  40,346,000    $    40,346    $   170,000          --             --
Common Stock canceled                 9,500,000    $     9,500           --            --             --
Net Loss year ended
December 31, 2002                          --             --             --     $   (34,388)       (34,388)
                                    -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2002           31,161,697    $    31,162    $ 1,653,190   $(1,452,415)   $   231,936
Common Stock Issued                   1,768,846    $     1,769           --            --             --
Net Loss, 2nd Quarter Ended, 6/03          --             --             --     $   (17,199)   $   (17,199)
                                    -----------    -----------    -----------   -----------    -----------
Balance, June 30, 2003               32,930,543    $    32,931    $ 1,653,190   $(1,469,614)   $   216,507


                               See accompanying notes to financial statements

                                                                                                         3



                                      XYNERGY CORPORATION
                               (formerly known as Raquel, Inc.)
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)



                                                 For the Six           Period from Inception
                                                 Month Period Ended        December 31, 1987
                                                           June 30,               to Current
                                                               2003            June 30, 2003
                                                        -----------              -----------
Cash flows from operating activities
 Net loss                                               $   (17,199)             $(1,489,614)
Adjustments to reconcile net loss to net cash used in
 operating activities
         Depreciation                                             0                   47,720
     (Increase) decrease in
         Inventory                                             --                     (8,870)
         Prepaid expenses & other assets                       (500)                (265,640)

     Increase (decrease) in
         Accounts Payable & accrued expenses                 18,242                   75,280
                                                                                 -----------

         Net cash used in operating activities          $       543              $(1,621,124)
                                                        -----------              -----------

Cash flows from investing activities
         Purchase of Equipment & Improvements                    (0)                 (47,721)

         Net cash used in investing activities                   (0)             $   (47,721)
                                                                                 -----------

Cash flows from financing activities
     Proceeds from MMI settlement agreement                    --                $ 1,250,000
     Proceeds from sale of common stock                        --                    382,782
     Payments for offering costs                               --                       --
Loans & paid-in capital from  stockholder                      --                     36,754
                                                        -----------              -----------

     Net cash provided by financing activities                 --                $ 1,669,536
                                                        -----------              -----------

     Net increase(decrease) in cash and cash                    543
                                                        -----------
         equivalents
Cash & cash equivalents, beginning of period            $        64
                                                        -----------

Cash & cash equivalents, end of period                  $       607
                                                        ===========


                        See accompanying notes to financial statements

                                                                                           4

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

1. Business
-----------

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

In April, 2003, Xynergy established relationships with enterprises in the entertainment industry. Xynergy signed letters of intent with NPOWR Database, Inc. and Sound Pictures LLC to execute a merger. Consequently, the proposed was canceled in July, 2003, in the best interests of all parties.

2. Unaudited financial statements
---------------------------------

The financial statements as of June 30, 2003 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report filed on Form 10-KSB.

3. Historical Development & Public Offering
-------------------------------------------

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

In 2001, the Company changed its strategy to diversify by acquiring companies in various growth markets. To date, Xynergy has two subsidiaries. Xynergy continues to search for viable acquisitions to enhance the Company's worth.

4. Legal proceedings
--------------------

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

5. Leases
---------

As of June 30, 2000, the Company moved its offices, the mailing address is 269 So. Beverly Drive, Suite 938, Beverly Hills, California 90212, telephone number
(310) 274-0086, fax number (310) 274-0161. Additionally, the company rents two warehouse spaces to house its cosmetics inventory and furniture and fixtures.

ITEM 2.   Management's Discussion And Analysis Or Plan Of Operation
-------------------------------------------------------------------

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

Plan of Operation
-----------------

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

RAQUEL OF BEVERLY HILLS now plans to increase sales through expansion directly and aggressively through network/multi-level marketing, focusing on the Hispanic market. According to the Direct Selling Association, in 1999 U.S. Retail Sales were equivalent to $24.54 billion. Personal care represented 24.9% or $6.11 billion dollars. In comparison, according to NPD Beauty Trends, cosmetics sales in department stores was $6.5 billion in 1999. Leaders in this industry such as Avon and Jafra reported earnings of $1.343 billion and $76.6 million, respectively for the third quarter of 2000. Further, a recent research study by the University of Georgia's Selilg Center for Economic Growth, revealed that U.S. Hispanic purchasing power was $580 billion in 2002 and is expected to grow to $925.1 billion by 2007.

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

Think Blots(TM) greeting card line was the Company's first acquisition which was consummated in September 2001. THINK BLOTS(TM) is a totally unique and entertaining concept in greeting cards. In addition, introduced Demented Diagnosis(C), a "mental test" as a promotional tool. Through Demented Diagnosis(C) tests, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, the Company plans to syndicate Demented Diagnosis so that they may be placed alongside horoscopes and cross-word puzzles.

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

Distribution
------------

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

Material Changes and Analysis of Financial Condition
----------------------------------------------------

The Company's cash position has decreased during the three month period ended June 30, 2003 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

However, due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended June 30, 2003. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

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

Item 2.  Changes in Securities
         ---------------------

From the period of 1998 through December, 2002 the Company had issued common stock in exchange for consulting services, via S-8 filings. Some of these shares were canceled due to litigation for non-performance on the part of some of these consultants (see "Legal Proceedings"). In January of 2002, the company changed its amount of authorized stock, common to 250,000,000 and preferred to 50,000,000. In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. (See Page 6, 1. Business.) As of June 30, 2003, the Company had 32,930,697 shares outstanding. (See Page 3, Statement of Shareholder's Equity.)

Item 3.  Defaults Upon Senior Securities
         -------------------------------

Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Inapplicable.

Item 5.  Other Information
         -----------------

Inapplicable.

Item 6.  Exhibits and Reports on Form 8K
         -------------------------------

(a) Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            XYNERGY CORPORATION
                                            (FORMERLY KNOWN AS RAQUEL, INC.)
                                                     (Registrant)



Dated: August 8, 2003                       By:  /s/ Raquel Zepeda
                                               -------------------------------
                                                     Raquel Zepeda,
                                                     Chief Financial Officer &
                                                     Chairman

Certification

Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raquel Zepeda, Chief Executive Officer of Xynergy Corporation, certify that:

1.   I have reviewed this annual report on Form 10-QSB of Xynergy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 8, 2003                       By:  /s/  Raquel Zepeda
                                               -------------------------------
                                                      Raquel Zepeda,
                                                      Chief Executive Officer &
                                                      Chief Financial Officer