Form 10QSB
period 2003-09-30
XYNERGY CORP
filed 2003-11-14
CIK 920749

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 0-24798
                               XYNERGY CORPORATION

                        [Formerly known as RAQUEL, INC.]

        (Exact name of small business issuer as specified in its charter)

         Nevada                                              93-1123005
----------------------------                            ---------------------
(State or other jurisdiction                               (IRS Employer
     of Incorporation)                                  Identification Number)


         269 So. Beverly Dr., Suite 938, Beverly Hills, California 90212
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 274-0086
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                          formerly known Raquel, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                    No
                              ----------                 ------------

At September 30, 2003, 32,930,697 shares of the CompanyOs $.001 par value common stock were outstanding.


PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                                              PAGE
                                                                                                           ----

         (a)      Balance Sheet (Unaudited) -September 30, 2003 .............................................1

         (b)      Statements of Operations (Unaudited) - Nine months
                  ended September 30, 2003 and 2001 Period from
                  Inception (December 1, 1987) to September 30, 2003.........................................2

         (c)      Statement of StockholderOs Equity (Unaudited) -
                  Period from Inception (December 1, 1987) to September 30, 2003.............................3

         (d)      Statements of Cash Flows (Unaudited) - Nine months
                  ended September 30, 2003 and Period from
                  Inception (December 1, 1987) to September 30, 2003.........................................4

         (e)      Notes to Unaudited Financial Statements....................................................5

ITEM 2.  ManagementOs Discussion and Analysis or
                  Plan of Operation..........................................................................7


PART II - OTHER INFORMATION..................................................................................9


                 See accompanying notes to financial statements

                 See accompanying notes to financial statements

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                                        September 30, 2003
                                                                                        ------------------
Assets

     Current Assets
              Cash and equivalents                                                             $1,296
              Merchandise Inventory                                                             8,448
              Deposits paid and other assets                                                  265,641
              Capital Stock                                                                    13,665
                                                                                               ------

              Total Current Assets                                                            275,385

     Equipment, Furniture & Fixtures, net of accum. depr. $34,019                                  0-

     Total Assets                                                                           $ 275,385
                                                                                             ========


Liabilities and Stockholders Equity

     Current Liabilities
              Accounts payable & Taxes payable                                               $ 78,089

              Total current liabilities                                                       $78,089

     Stockholder's equity
              Common stock - $.001 par value, 250,000,000 shares authorized,
              32,930,697   shares issued and outstanding                                       32,931

              Additional paid in capital                                                    1,653,190

              Deficit accumulated during the development stage                            (1,488,825)

              Total stockholder's equity                                                      197,296

     Total liabilities and stockholder's equity                                              $275,385
                                                =====================================================

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                                        Six Months                   Inception 12/87 to
                                                          Ended September 30,   September 30,

                                                              2003                 2002                            2003
                                                          -------------------------------------------------------------
------------------------------------------------------------------
Sales                                                           49                1,405                          49,528
Cost of Goods Sold                                               -                    -                          24,627
                  -----------------------------------------------------------------------------------------------------

Gross Profit                                                    49                1,405                          24,901

Selling, general, and administrative expenses               20,420               30,740                       1,605,122
                                                            -----------------------------------------------------------

(Loss) from operations                                     (20,371)             (29,335)                     (1,585,635)

Other Income                                                     -                                              119,148

Loss before provision for income taxes                     (20,371)             (29,335)                     (1,466,387)

Provision for income taxes                                                            -                          (7,200)

Net Loss                                                  ($20,371)            ($29,335)                    ($1,473,587)
                                                         ==============================================================

Net Loss per share                                           ($.01)               ($.01)
                                                             ===========================

Weighted average number of common shares                32,930,697           36,365,697
                                        ===============================================================================

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                        Statement of StockholdersO Equity
                                   (Unaudited)




                                                                                             Deficit
                                                                           Addt'l            During the
                                        Common Stock                       Paid In           Development
                                        Shares            Amount           Capital           Stage            Total
                                        -------------------------------------------------------------------------------

Balance December 31, 2000               24,700,000        $2,470           $1,375,704        $(1,304,860)     $  73,314

Net Loss for 12/31/01                                                                           (113,167)      (113,167)
                                        ----------       -------           --------------------------------------------

Balance December 31, 2001               30,100,000       $ 3,010           $1,445,690        $(1,418,027)     $  30,673

Common Stock Issued                      1,500,000       $   150           $   37,500
                                        ---------------------------------------------
Total Before Reverse                    31,600,000       $ 3,160           $1,483,190

Reverse-split (100 to 1)               (31,284,303)      $(3,128)
                                        ------------------------
Total After Reverse                        315,697       $    32
                                                         =======
Increase in par value to .001                            $   316

Common Stock Issued                     40,346,000       $40,346           $  170,000
Common Stock canceled                    9,500,000       $ 9,500
Net Loss year ended
December 31, 2002                                                                            $   (50,427)
                                        ----------       -------           ----------        --------------------------


Balance, December 31, 2002              31,161,697       $31,162           $1,653,190        $(1,468,454)     $ 215,898
Common Stock Issued                      1,768,846       $ 1,769
Net Loss, 3rd Quarter Ended, 9/03                                                            $   (20,371)     $ (20,371)
                                        ----------       -------           ----------        --------------------------
Balance, September 30, 2003             32,930,543       $32,931           $1,653,190        $(1,488,425)     $ 197,296


                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc. )
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                             Period from Inception
                                                     For the Six  Month Period Ended             December 31, 1987
                                                                        Septmber 30,                    to Current
                                                                                2003            September 30, 2003
                                                     -------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                                  $ (20,371)                  $(1,474,008)
Adjustments to reconcile net loss to net cash used in
 operating activities
         Depreciation                                                              0                        47,720
     (Increase) decrease in
         Inventory                                                                                          (8,448)
         Prepaid expenses & other assets                                        (500)                     (265,640)

     Increase (decrease) in
         Accounts Payable & accrued expenses                                  21,560                        78,089
                                                                                    ------------------------------

         Net cash used in operating activities                               $20,871                   $(1,622,287)
                                                                             ----------------------------------------------

Cash flows from investing activities
         Purchase of Equipment & Improvements                                    (0)                       (47,721)

         Net cash used in investing activities                                   (0)                      $(47,721)
                                                                                                           --------

Cash flows from financing activities
     Proceeds from MMI settlement agreement                                                             $1,250,000
     Proceeds from sale of common stock                                                                    384,550
     Payments for offering costs
Loans & paid-in capital from  stockholder                                          -                        36,754
                                                                      --------------                        ------

     Net cash provided by financing activities                                     -                    $1,671.304
                                                                      --------------------------------------------

     Net increase(decrease) in cash and cash                                     689
                                                                                 ---
         equivalents
Cash & cash equivalents, beginning of period                                    $607
                                                                                ----------------------------------

Cash & cash equivalents, end of period                                        $1,296
                                                                              ======

                               XYNERGY CORPORATION
                        (formerly known as Raquel, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

1. Business
-----------

Xynergy Corporation [formerly known as ORaquel, Inc.O] was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," OXYNYO or OXynergyO refers to Xynergy Corporation]. Xynergy Corporation started as OColecciones de Raquel, Inc.O with its IPO in 1994. In 1998, Colecciones de Raquel became ORaquel, Inc.O

During the year 2001, the Company changed its strategy and mission. Since the companyOs products were not producing revenues, a new approach was taken: to acquire companies whose revenues or innovative value would amplify the CompanyOs overall worth. In January, 2002, the company changed its name to Xynergy Corporation.
Xynergy expanded its plan of operation substantially, since its change in strategy as a holding Company. XynergyOs mission is revenue enhancement through an integration of companies in growth and emerging markets. Xynergy believes that this plan of operations will protect its value as markets change and fluctuate.

On September 5, 2001, Xynergy acquired OThink Blots,O a greeting card line. The line is distinctive in that it combines original ink blot art work with humorous dialogue. The line is currently available on the internet at www.dementeddiagnosis.com.

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

In August, 2003 the Company initiated merger negotiations with Intervest Group, Ltd. (OIntervestO), a Nevada corporation with several communications equity joint ventures in China. (www.intervestchina.com) Xynergy and Intervest signed a letter of Intent dated September 26, 2003.For further details, see section Part II, Item 5.

2.  Unaudited financial statements
----------------------------------

The financial statements as of September 30, 2003 and March 30, 2001 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the CompanyOs annual report filed on Form 10-KSB.

3. Historical Development & Public Offering
-------------------------------------------

Historical Development. Raquel Zepeda, Chairman and founder of Xynergy, started the Company as OColecciones de Raquel of Beverly Hills,O a full line of cosmetics, skin care and fragrance. The line was specifically designed for the needs of olive skinned women, targeting the Hispanic/Latin market.

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

With proceeds of the CompanyOs public offering it has produced its proprietary fragrance, OSabor A Mi,O a complete line of colors cosmetics and skin care and opened two boutiques in Beverly Hills and Los Angeles. All products are being sold and marketed through these boutiques. Additionally, the Company has produced a music compact disc which it plans to cross-market with the sale of the fragrance. OSabor A MiO is also the name of a very popular Spanish love song. The compact disc contains information on the CompanyOs line of cosmetics along with a sample fragrance strip and product ordering information.

In 2001, the Company changed its strategy to diversify by acquiring companies in various growth markets. To date, Xynergy has two subsidiaries. Xynergy continues to search for viable acquisitions to enhance the CompanyOs worth.

4.  Legal proceedings
---------------------

The Company filed a lawsuit on November 5, 2001 against Rainmaker Development Corporation (ORainmakerO) and Mattel, Inc. (OMattelO) for copyright and trademark infringement. The Complaint was filed in the United States District Court, Southern District of California, Case No. 01CV2027W (LAB). The Complaint was for the use of the trademark, OThink Blot,O for a game produced by Rainmaker which uses the same name and concept as the CompanyOs greeting card line, OThink BlotsO which were created in 1987. RainmakerOs date of first use is 1997, ten years after Think BlotsO registered copyright.

Previously, March 2001, Rainmaker Corporation filed and Opposition to Raquel ZepedaOs original Application for Trademark Registration for the Think Blots greeting card line. The proceeding was suspended due to the CompanyOs lawsuit against Rainmaker and Mattel, Inc. Rainmaker Corporation filed a Motion for Summary Judgment for the lawsuit in Federal District Court. In April, 2002. their Motion was granted.

Currently, there are no material pending legal proceedings to which the Company or the property of the Company are subject. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

5.  Leases
----------

As of June 30, 2000, the Company moved its offices, the mailing address is 269 So. Beverly Drive, Suite 938, Beverly Hills, California 90212, telephone number
(310) 274-0086, fax number (310) 274-0161. Additionally, the company rents two warehouse spaces to house its cosmetics inventory and furniture and fixtures.

ITEM 2.  Management's Discussion And Analysis Or Plan Of Operation
         ---------------------------------------------------------

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

Plan of Operation
-----------------

Xynergy, formerly Raquel, Inc. has expanded its plan of operation substantially, since its change in strategy by operating as a holding company. XynergyOs new name, Xynergy, expressly describes this change in plan and mission. XYNERGY, pronounced Ozin-er-gee,O is derived from OsynergyO which means Othe combined action of two or more entities to achieve an effect which is greater than that of which each individually is capable. XynergyOs mission is revenue and asset enhancement through an integration of companies in growth and emerging markets.

Xynergy believes that this new strategy will protect its value as markets change and fluctuate. By procuring companies with innovate and unique products, Xynergy management believes that it will accomplish its mission; value enhancement through an integration of companies in accelerated growth and emerging markets. ..Xynergy will continue to seek other acquisitions of successful companies in the private sector who would like to enter the public arena. Xynergy now has two subsidiaries, Raquel of Beverly Hills and Think Blots greeting cards.

Currently, the Company is finalizing merger negotiations with a communications growth company, Intervest Group, Ltd. (www.intervestchina.com). IntervestOs business lies in one of the worldOs fastest economies, China, in the communications industry which is growing at approximately 15.6% yearly. According to statistics, by the end of June, communication services income totaled 218.94 billion yuan ($25.8 billion U.S.D.) (See Exhibit 10.35, attached hereto.)

Xynergy management also believes that IntervestOs CEO John A. Jones would be a great asset to its team. Mr. Jones has over 10 yearsO experience forming joint ventures in China in several industries. He is familiar with government officials at the provincial, city and local levels. In China, Mr. Jones is a recognized business consultant and expert analyst.

By infusing IntervestOs assets totaling in excess of $61 million, XynergyOs management believes it will finally have the financial strength to execute its plan of operation. Intervest most definitely meets XynergyOs acquisition criterion: a company with substantial and proven growth potential.

Further, Raquel of Beverly Hills is simultaneously negotiating the sale and distribution of its products in China through IntervestOs joint venture associations. Additionally, since Raquel of Beverly Hills cosmetics are specifically designed for olive skin tones, its products would work well for Chinese consumers. More importantly, the Chinese cosmetics market is growing at the rate of 13% annually. For more information regarding Intervest, see Part II,
Item 5.

RAQUEL OF BEVERLY HILLS now plans to increase sales through expansion directly and aggressively through network/multi-level marketing, focusing on the Hispanic market. According to the Direct Selling Association, in 1999 U.S. Retail Sales were equivalent to $24.54 billion. Personal care represented 24.9% or $6.11 billion dollars. In comparison, according to NPD Beauty Trends, cosmetics sales in department stores was $6.5 billion in 1999. Leaders in this industry such as Avon and Jafra reported earnings of $1.343 billion and $76.6 million, respectively for the third quarter of 2000. Further, a recent research study by the University of GeorgiaOs Selilg Center for Economic Growth, revealed that U.S. Hispanic purchasing power was $580 billion in 2002 and is expected to grow to $925.1 billion by 2007.

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

Think Blots(a) greeting card line was the CompanyOs first acquisition which was consummated in September 2001. THINK BLOTS(a) is a totally unique and entertaining concept in greeting cards. In addition, introduced Demented Diagnosis(C), a Omental testO as a promotional tool. Through Demented Diagnosis(C) tests, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, the Company plans to syndicate Demented Diagnosis so that they may be placed alongside horoscopes and cross-word puzzles.

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

Distribution
------------

Raquel of Beverly Hills changed its marketing structure to direct sales. The CompanyOs management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics. Direct cosmetics companies such as Avon, Mary Kay, and Jafra have a strong presence and continue to expand in many Latin American countries.

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

Material Changes and Analysis of Financial Condition
----------------------------------------------------

The Company's cash position continued to decrease during the nine month period ended September 30, 2003 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities.

All expenses for Xynergy have decreased substantially, as is evident by comparing prior yearOs operations. Xynergy continues to operate in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses.

Due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended September 30, 2003. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

On June 27, 2000, a Complaint against Angela Z. Hardy and Corporate Image Builders was filed in Santa Monica Superior Court for several causes of action. The Company was awarded stock in January, 2001.

The Company filed a lawsuit on November 5, 2001 against Rainmaker Development Corporation ("Rainmaker") and Mattel, Inc. ("Mattel") for copyright and trademark infringement. The Complaint was filed in the United States District Court, Southern District of California, Case No. 01CV2027W (LAB). The Complaint was for the use of the trademark, "Think Blot," for a game produced by Rainmaker which uses the same name and concept as the Company's greeting card line, "Think Blots" which were created in 1987. Rainmaker's date of first use is 1997, ten years after Think BlotsO registered copyright.

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

Item 2.  Changes in Securities
         ---------------------

From the period of 1998 through December, 2002 the Company had issued common stock in exchange for consulting services, via S-8 filings. Some of these shares were canceled due to litigation for non-performance on the part of some of these consultants (see OLegal ProceedingsO). In January of 2002, the company changed its amount of authorized stock, common to 250,000,000 and preferred to 50,000,000. In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. (See Page 6, 1. Business.) As of September 30, 2003, the Company had 32,930,697 shares outstanding. (See Page 3, Statement of ShareholderOs Equity.)

Item 3.  Defaults Upon Senior Securities
         -------------------------------

Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Inapplicable.

Item 5.  Other Information
         -----------------

In September, 2003, Xynergy commenced merger negotiations with Intervest Group, Ltd. (See Exhibit 10.34, attached hereto). A definitive agreement was signed in early November, 2003. All finalized documents and necessary disclosure information will be filed subsequently via an 8K within the.required time-frame.

Intervest is a Nevada corporation with several communications equity joint ventures in China. (www.intervestchina.com) Intervest infuses capital assets in exchange for percentage ownership and profit sharing. Currently, Intervest has joint ventured with the following four Chinese companies: Integrated Information (China) International, Ltd., Nanyang (Shantou) Electric Cable Co., HuaLian Communication co., Ltd., and Wanshitong Communications Co. .According to its June, 2003 audited financials, Intervest holds assets in excess of $61 million (U.S.D.) Addiitonally, Intervest expects a growth of 5% in its September 30, 2003 financial report. Please see AuditorOs Report attached as Exhibit 10.35, also see section entitled OItem 2, Plan of Operation.

Item 6.  Exhibits and Reports on Form 8K
         -------------------------------

     (a)  Exhibits
          --------

Inapplicable.

     (b)  Reports on Form 8-K
          -------------------

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

          In June, 2002 a Form 8-K and subsequent 8-KA were filed to report the change in accountants from Ostrick and

          Oppenheim to Beutel Accountancy.

          Form 8K and subsequent 8-KA were filed on May 2003, reporting XynergyOs change in auditor from Todd Beutel to Henry Schiffer, C.P,A.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                        (Registrant)



Dated: November 12, 2003                     By:  /s/ Raquel Zepeda
                                                  ------------------------------
                                                  Raquel Zepeda, Chief Financial
                                                  Officer & Chairman