Form 10KSB
period 2003-12-30
XYNERGY CORP
filed 2004-04-14
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___] The issuer's revenues for the fiscal year ended December 31, 2003 were $144. The aggregate market value of the voting stock held by non-affiliates of the registrant is $708,074. The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of December 31, 2003 was 31,160,697.

Documents incorporated by reference: None. Transitional Small Business Issuer Format (check one): Yes ___ No X PART I


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

In 1989, Raquel founded Colecciones de Raquel, now Raquel of Beverly Hills, creating a complete line of cosmetics for the Latin/Hispanic woman consisting of color, skin care and fragrance. The color collection was meticulously designed to enhance olive skin tones. Raquel personally formulated the foundations colors which range from very fair tones to deep bronze tones. Her original fragrance, "Sabor A Mi, Melody of Eternal Passion," contains pheromones and several natural aphrodisiacs; Raquel calls this potion "the Fragrance of Amor." Raquel's most recent creation is her music Compact Disc, containing five romantic love songs. The CD is a give-away with purchase of the fragrance and sold separately at www.cdbaby.com/cd/raquel. Angela Poscillico, a music critic for Latin American' Rhythm Magazine, commented about Raquel's CD, "Sabor A Mi is performed with much passion, which really portrays this artist's love for music...portrays her unique style and smooth vocal ability."

Raquel is recognized as "a pioneer in the Latina makeup industry," according to Latinolink. Raquel has been recognized by publications such as. Latina Magazine, Tu Mundo, Negocios & Finanzas, Beauty Fashion, the Wall Street Corporate Reporter, Stock Broker Magazine, Hispanic Business, Nuestro Tiempo, and was accepted into Strathmore's Who's Who 2000.

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

The Company utilized substantially all of the net proceeds from the public offering during the year ended December 31, 1994. In 1995, the Company received proceeds from the A and B warrants totaling $1,250,000. As a result, the Company was able to expand its operations. The C Warrants have been canceled.

With proceeds of the Company's public offering it has produced its proprietary fragrance, "Sabor A Mi," a complete line of colors cosmetics and skin care and opened two boutiques in Beverly Hills and Los Angeles. Additionally, the Company produced a music compact disc which it plans to cross-market with the sale of the fragrance. "Sabor A Mi" is also the name of a very popular Spanish love song. Initially, the compact disc contained information on the Company's line of cosmetics along with a sample fragrance strip and product ordering information. From 1995 through 2000 the Company operated two retail boutiques. However, the sales from these operations were not enough to maintain their operations and eventually closed both boutiques.

Recent Operations. After further market research, the Company's management changed its distribution tactics to employ direct and network marketing. A sales and distribution plan has been designed for this particular style of marketing. The Company has now obtained interim financing and is preparing a convertible debt finance offering. (See Management's Plan of Operation.)

During the year 2001, the Company expanded its strategy and mission to acquire companies whose revenues or innovative value would amplify the Company's overall worth. Several acquisition candidates have been considered in the last two years.

On September 5, 2001, Xynergy acquired "Think Blots," a greeting card line. The line is distinctive in that it combines original ink blot art work with humorous dialogue, and will be available for viewing on the internet at dementeddiagnosis.com within the next quarter 2004.

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

In March, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. As Xynergy Corporation, the Company expanded its business strategy to acquire other companies for asset enhancement.

On April 22, 2002, by a unanimous vote of the Board of Directors, Xynergy elected to incorporate Raquel of Beverly Hills in the State of Nevada as a wholly owned subsidiary. Additionally, Xynergy voted to issue ten million shares to Raquel of Beverly Hills in exchange for all 10 million shares of Raquel of Beverly Hills.

In September, 2002 Xynergy filed an S-8 Registration Statement to issue 6,000,000 shares for payment of services to consultants and employees. In October, 2002, 4,281,154 shares were issued to pay for independent consultants' services.

Tom Lupo was assigned to Xynergy's Board of Directors in November, 2002. Mr. has an extensive background in network marketing and specializes in ethnic marketing. (See Item 9.)

During the period of September 2003 through February, 2004, Xynergy negotiated the acquisition of Intervest Group, Ltd. After months of negotiations, Intervest Group, Ltd. breached their agreement with Xynergy Corporation in February, 2004.

In February 2004, the Company engaged consultants Alexander and Wade for assistance in expansion of operations in exchange for 1,000,000 S-8 shares. However, the contract was subsequently canceled and the stock is to be returned to the Company. In the interim, Xynergy has obtained interim financing secured by the Company stock. Additionally, the Company is preparing a convertible debt offering for raising capital to promote Raquel of Beverly Hills cosmetics.

Edward A. Rose, Jr. was appointed as Chief Financial Officer, Director and Corporate Secretary in March of 2004. Mr. Rose has worked for the Company in the past in the same positions and most recently, worked with Xynergy as Due Diligence Consultant. He has a formidable background in legal, finance, and accounting matters.

On March 26, 2004, Xynergy commenced trading on the Berlin Stock Exchange under the Symbol. This event is expected to expand Xynergy's exposure for European investors and enhance in the Company's plans for expansion. (See Management's Discussion, Item 6.)

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


Think Blots  Greeting Card Line

Xynergy markets a greeting card line by the tradename "Think Blots." Combining original ink blot art work with humorous and flirtatious dialogue, they offer an introspective avenue of communication. The line was originally developed in 1987 by Ms. Zepeda and is protected by a registered copyright. The line will be available for viewing at dementeddiagnosis.com.

In addition, Xynergy will be introducing Demented Diagnosis, a "mental test" as an advertising campaign. Through the Demented Diagnosis ads, people will acquaint themselves with the cards. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

Principal Markets and Marketing Strategy.

Raquel of Beverly Hills

The Company's principal market is fastest growing ethnic group in the United States; the Hispanic/Latin consumer group . It is estimated that Latina women spend twice as much as anglos on cosmetics, a double-digit billion-dollar, growing industry. Raquel of Beverly hills further anticipates a market share of non-Hispanic, golden-skinned consumers such as Asians, Mediterraneans and some Europeans.

U.S. Hispanic consumers are 20.6 million strong, with a spending power of $581 billion which is expected to double to $880 billion by the year 2010. The U.S. Hispanic cosmetics is estimated to be 1.6 billion some years ago, and the Latin American market is estimated to be over $5.9 billion, totaling $7.5 billion.

Raquel of Beverly Hills now plans to increase sales through direct marketing via infomercials, coupled with direct sales representatives. This approach will entail infomercials for both selling directly and recruiting salespeople for expansion directly and aggressively through network/multi-level marketing. According to the Direct Selling Association, in 2002 U.S. Retail Sales were equivalent to $28.69 billion. Personal care represented 28.2% or $8.09 billion dollars.

During the near term, the Company intends to concentrate on marketing its products in areas containing large and growing number of Hispanics such as California, Texas, Florida, and New York. (See Item 6. Management's Discussion and Analysis or Plan of Operation.)

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

        Distribution.

Raquel of Beverly Hills

Xynergy has developed a new strategy for distribution of Raquel of Beverly Hills products. Direct sales through television infomercials and network/multi-level marketing. Multi-level marketing has several advantages: it is very popular in the Hispanic/Latina market, advertising costs are minimal, and all product sales are either pre-paid or C.O.D.

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

The formulas for the fragrances "Sabor A Mi," and "-Peligro!" were developed by Ms. Zepeda for Raquel of Beverly Hills and are the proprietary formulas of Xynergy.

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

        Employees.

As of December 31, 2003, Xynergy employed one (1) persons full time. Xynergy may hire additional part-time secretarial and retail sales employees depending on its level of operations.

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

Edward A. Rose, Jr., CPA, Esq., as of March, 2004 is Chief Financial Officer and we previously acting as the Xynergy's due diligence advisor. Mr. Rose has worked with Xynergy in several capacities since January, 2000. Mr. Rose has held positions as Internal Auditor, Controller, and Contracts Administrator for several Fortune 500 companies, conducting field due diligence reviews of multimillion dollar operating companies in the U.S. South America, and Europe for corporate acquisitions. He is now a Certified Public Accountant and attorney licensed to practice both in New York and California.

Xynergy may engage consultants to assist it in various aspects of its business. See "Item 9. Directors, Executive Officers, Promoters and Control Persons".

Item 2.  Description of Property.

Xynergy maintains its office address at 269 So Beverly Drive, Suite 938, Beverly Hills, California.

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

The following table sets forth the quarterly high and low bid prices of the common stock for the last 3 years.



Year Ended December 31,2001                     Closing Bid                     Closing Ask

                                                        High            Low             High    Low

        First Quarter                                   .125            .03             .25     .04
        Second Quarter                                  .21             .025            .39     .025
        Third Quarter                                   .21             .031            .29     .06
        Forth Quarter                                   .062            .021            .075    .025


Year Ended December 31,2002

                                                        Open            High            Low     Close

        First Quarter                                   .117            .31             .01     2.00
        Second Quarter                                 .214            .53             .04     .30
        Third Quarter                                   .046            .16             .01     .03
        Forth Quarter                                   .01             .01             .01     .01

Year Ended December 31,2003

                                                        Open            High            Low     Close

        First Quarter                                   .02             .035            .003    .02
        Second Quarter                                  .01             .019            .006    .01
        Third Quarter                                   .01             .025            .005    .01
        Forth Quarter                                   .07             .145            .01     .07


These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

As of December 31, 2003, there were 1,017 record holders of Xynergy's common stock.

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

Preferred Stock. The authorized capital stock of Xynergy also includes 50,000,000 shares of preferred stock, par value $.001 per share. The Board of Directors of Xynergy has the right to determine the characteristics of any preferred stock. Such characteristics include voting rights, dividend requirements, redemption provisions and/or liquidation preferences. In October, 2003 the Company filed a Certificate of Designation of Class A Convertible Preferred Stock. Maximum number of shares in Series A stock is 10,000,000 shares with a twenty to one conversion rate and twenty cumulative votes per share.

In May, 2001, the Company issued 4,000,000 shares to individuals for purchase of stock options. In August, 2001, and December, 2001 the Company issued stock for exercise of options of 1,000,000 shares, and 500,000 shares, respectively; 500,000 of which were subsequently canceled in December, 2003.

On December 31, 2003 two million (2,000,000) shares of Common Stock issued to Raquel Zepeda from the exercise of options through the Think Blots acquisition were canceled. With an exercise price of $.10, Ms. Zepeda had signed a Promissory Note to the Company for payment. The Note and stock were canceled, however the options remain in effect.

As of December 31, 2003, there were 31,160,697 shares of common stock outstanding, with each share entitled to one vote. As the holder of 3,999,200 Common shares, 1,000,000 Preferred shares, and control person for 13,000,000 shares, (an aggregate of 16,999,200 Common shares and 1,000,000 Preferred shares with twenty to one votes [20,000,000 votes]) Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item
11. Security Ownership of Certain Beneficial Owner and Management".

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

Plan of Operation

In 2004, Xynergy has positioned itself to raise capital for its subsidiaries to execute and implement sales and distribution plans. On March 26, 2004 Xynergy was listed on the Berlin Stock Exchange under the symbol UYW, German Cusip Number US9841531067. This new listing on the Berlin Stock Exchange is expected to improve Xynergy's exposure for European investors and to improve the trading liquidity of Xynergy shares for all of its shareholders. No new shares have been issued as part of this listing and the improved visibility for Xynergy and improved liquidity for Xynergy shareholders could produce an improvement in shareholder value as the Company continues its growth in 2004.

Xynergy has recently partnered with an investment banker who is able to provide interim financing prior to executing an offering for convertible debt. The offering is expected to occur within the next six months. Monies from this offering would be to finance the expansion of product lines offered by its subsidiaries:

        Raquel of Beverly Hills will be producing an infomercial for the Spanish-speaking media to re-launch its line of cosmetics, skin care and fragrance. Additionally, the infomercials will act as a recruiting tool for those who would like to sell its products directly through catalogues. In 2003, the U.S. infomercial market was a whopping $154.1 billion. Production details and contracts for the infomercial are in the negotiation stages as of April 2004.

Additionally, to compound the direct sales approach, a competitive compensation package has been fashioned for promoting both product sales and recruiting salespeople for expansion directly and aggressively through network/multi-level marketing.

According to the Direct Selling Association, in 2002 U.S. Retail Sales were equivalent to $28.69 billion. Personal care represented 28.2% or $8.09 billion dollars.. Raquel of Beverly Hills now plans to increase sales through direct marketing via infomercials, coupled with direct sales representatives. This approach will entail infomercials for both selling directly and recruiting Leaders in this industry such as Avon and Jafra reported earnings of $1.343 billion and $76.6 million, respectively for the third quarter of 2000.

U.S. Hispanic consumers are 35 million strong, with a spending power of $581 billion which is expected to double to $880 billion by the year 2010.

During the near term, the Company intends to concentrate on marketing its products in markets such as California, Texas, Florida, and New York that have a prominence in the Hispanic market. Eventually, the Company plans to enter the international markets.

Material Changes in Financial Condition
Although Cash and cash equivalents were minimal $553 at December 31, 2003, the Company has managed to secure interim financing. Additionally the Company is in the process of securing additional convertible debt monies for execution Xynergy's marketing plan for its products. The proposed financing is expected to be sufficient to cover Xynergy's operating expenses through the calendar year 2004.

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

Item 7.  Financial Statements*.


XYNERGY CORPORATION
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS



*Xynergy's yearly audit has not yet been completed. It is estimated that the audit will be completed within the next ten days at which time the financial statements will be incorporated in an Amended Form 10KSB. Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.


In February, 2004, Xynergy Corporation signed an engagement letter with Weinberg & Co., P.A.CPA. This change was reported in the Company's 8-K filing of March, 2004 to replace the firm of Henry Schiffer, CPA. The decision to change independent auditors was approved by the Company's Board of Directors. This change was not affected as a result of a dispute or disagreement.


PART III

Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The directors and executive officers of Xynergy are as follows:

        Name                            Age     Position

        Raquel Zepeda           52      President & Chairman
        Edward A. Rose, Jr.     52      Chief Fin. Officer, Director & Corp.
                                         Secty.
        Thomas Lupo             55      Director

        Directors serve until the next annual meeting of shareholders and until their successors have been elected and have been qualified. Officers serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and have been qualified.

        RAQUEL ZEPEDA, is the founder and has served as President and as Chief Executive Officer of Xynergy since its inception on August 6, 1993. Ms. Zepeda established Colecciones de Raquel as a sole proprietorship in 1987. She continues to be the source of product development and has maintained all aspects of the Company's operations since its inception. (See "Business.")

        EDWARD A. ROSE, JR. is serving as Chief Financial Officer, Director, and Corporate Secretary. now acting as the Xynergy's due diligence advisor, has worked with Xynergy in several capacities since January, 2000. Mr. Rose has held positions as Internal Auditor, Controller, and Contracts Administrator for several Fortune 500 companies, conducting field due diligence reviews of multimillion dollar operating companies in the U.S. South America, and Europe for corporate acquisitions. Mr. Rose is a CPA licensed in both New York and California and an attorney and a member of the State Bar of California. Mr. Rose holds the additional position of General Manager of Border Motor Parts, Inc.

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

Item 10.  Executive Compensation.

      Compensation of Officers. No executive officer of Xynergy was paid cash or non-cash compensation in excess of $100,000 during calendar years 2001, 2002, or 2003 and Xynergy filed a Stock Incentive Plan with its September, 2002 S-8. In February 2004, the Company filed an S-8 Registration Statement. The following table sets forth the cash compensation paid by Xynergy to its chief executive officer for services rendered during calendar years, 2001, 2002, and 2003.



                             Annual Compensation (1)
Name &                                                                          OtherAnnual
Principal Position                      Year    Salary ($)      Bonus ($)       Compensation

Raquel Zepeda, President                2003            --                   ---                        ---
                                        2002            --                   ---                        ---
                                        2001            --                   ---                        ---

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock as of December 31, 2003:

                                                                   Percent of
               Name and Address of                             Issued & Outstng
Title of Class          Beneficial Owner        Amt of Shares   of Class

Common Stock       Raquel Zepeda                3,999,200               13%
                   269 S. Beverly Dr.
                    Beverly Hills, CA

                        Raquel of
                        Beverly Hills, Inc.      10,000,000             32%

                        Machinations              3,000,000             10%

Preferred Stock Raquel Zepeda                     1,000,000              80%

                        Edward A. Rose, Jr.          250,000            20%

As of December 31, 200, there were 31,160,697 shares of common stock outstanding, with each share entitled to one vote and 1,250,000 with each share entitled to twenty votes. Therefore, Xynergy has securities outstanding with an aggregate of 56,160,697 votes.

Security Ownership of Management. The following table sets forth as to each class of equity securities of Xynergy beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:

                                                      Amount an
             Name and Address of             Nature of               Percent of
Title of Class  Beneficial Owner                Beneficial Owner        Class

Common Stock    Raquel Zepeda                   3,999,200 shares        13%
                        269 So. Beverly Dr.             owned directly
                        Beverly Hills, CA


Common Stock       All executive officers and   3,999,000 shares        13%
                        directors as a group

Changes in Control.. There are no agreements, arrangements, or pledges of securities of Xynergy, the operation of which may at a subsequent date result in a change of control of Xynergy.

Item 12.  Certain Relationships and Related Transactions.

                Not applicable.

Item 13.  Exhibits and Reports on Form 8-K.

        (a) Exhibits and Index of Exhibits.

        Exh.
         No.            Description

3.1Articles of Incorporation, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(a).

3.2Amendment to Articles of Incorporation, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(b).

3.3Bylaws, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(c).

3.4Amendment to Bylaws, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(d).

3.5Certificate of Determination of Rights and Preferences of Series A Preferred Stock, incorporated by reference from Form 10K Registration Statement No. 41093.4-LA, as filed on December 31, 1995, Exhibit 3.5(a).

3.6Amended and Restated Bylaws, incorporated by reference from Form 10K Registration Statement No. 41093.4-LA, as filed on December 31, 1995, Exhibit 3.6(a).

3.7Amendment to Certificate of Determination of Rights and Preferences of Series A Preferred Stock, incorporated by reference from Form 10K Registration Statement No. 97WLA13270018 as filed on December 31, 1996, Exhibit 3.7(a).

3.8Certificate amending articles of incorporation changing the corporate name from Colecciones de Raquel, Inc. to Raquel, Inc.

3.9Certificate of Amendment to Articles of Incorporation filed with the Company's 8-K, dated May 2, 2002, and incorporated herein by reference.

4.1Specimen Certificate of Common Stock, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(a).

      4.2Form of Warrant Agreement, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994 Exhibit 4(b).

                4.3Specimen A Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(c).

                4.4Specimen B Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(d).

                4.5Specimen C Warrant Certificate, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(e).

                4.6Specimen Certificate of Series A Preferred Stock, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 4(g).

      10.1Incentive Stock Option Plan, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31,1994, Exhibit 4(g).

      10.2Employment Agreement dated January 31, 1994 between The Company and Raquel Zepeda, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 10(b).

      10.3Trademark Application for "Colecciones de Raquel", incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 10(c).

      10.4Trademark No. 1,709,662 for "Sabor A Mi", incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 10(d)

      10.5Agreement dated December 31, 1993 between The Company and Raquel Zepeda, incorporation by reference from Amendment No. 1 to Form SB-2 Registration Statement No. 33-76464-LA as filed on May 9, 1994, Exhibit 10(e),

      10.6Settlement Agreement and General Mutual Release dated June 20,1995 between the Raquel Zepeda dba Colecciones de Raquel and Rixima, Inc., incorporated by reference from Form 10KSB Registration Statement No. 34597.1 as filed on December 31, 1994, Exhibit 10.6(a).

      10.7Agreement dated September, 1994 between The Company and Moore McKenzie, Inc., incorporated by reference from Form 10KSB Registration Statement No.34597.1-LA as filed on December 31, 1994, Exhibit 10.7(a).

      10.8Commercial Lease dated September 29, 1995 between the Company and Wallace H. Siegel and Allen Siegel, incorporated by reference from Form 10KSB Registration Statement No.34597.1-LA as filed on December 31, 1994, Exhibit 10.8(a).

      10.9Amendment No. 1 to Employment Agreement dated January 1, 1996 between the Company and Raquel Zepeda, incorporated by reference from Form 10KSB Registration Statement No.34597.1-LA as filed on December 31, 1994, Exhibit 10.9(a).

      10.10Commercial Lease dated September 29, 1995 between the Company and L.A. Pacific Center, Inc., incorporated by reference from Form 10KSB Registration Statement No. 97-WLA-13270018 as filed on December 31, 1996.

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

      10.13Certificate of Copyright Registration VA 736-099 for "RAQL Mark
(Logo)" incorporated by reference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998.

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

      10.19 Contract with Con Estilo Latino

      10.20Contracts with A.R. Hardy & Associates and John W. Vanover incorporated herein by reference from Form S-8 filed on June 17, 1998 (File No. 333-57061) 10.21 Trademark applications for "Chic'a Beverly Hills" and "Yoohoo."

      10.22 Employment agreement with Edward A. Rose, Jr.

      10.28Acquisition Agreement between Corporate Space Power Industries and Electric, Inc. and Xynergy Corporation; incorporated herein by reference from Form S-8 filed on May 3, 2002.

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

Dated: April 14, 2004                   XYNERGY CORPORATION
                                        [formerly known as RAQUEL, INC.]


                              By: /s/Raquel Zepeda
                                  -------------------
                                     Raquel Zepeda, President, Chief Executive

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature



 /s/ Raquel Zepeda                                              April 14,  2004
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