Form 10KSB/A
period 2002-12-31
XYNERGY CORP
filed 2004-10-25
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 1
                                   (Mark One)

   |X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

 |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                         Commission file number: 0-24798

                               XYNERGY CORPORATION
                        [formerly known as Raquel, Inc].
                 (Name of small business issuer in its charter)

          Nevada                                         93-1123005
-------------------------------             ------------------------------------
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

                               Yes |X|   No |_|

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2002 were $-0-. The aggregate market value of the voting stock held by non-affiliates of the registrant is $122,514.

      The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of December 31, 2002 was 18,101,581.

                   Documents incorporated by reference: None.
             Transitional Small Business Issuer Format (check one):

                                 Yes |_| No |X|

PART I

Item 1. Description of Business.

Business Development.

Xynergy Corporation [formerly known as "Raquel, Inc."] was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisitions of Think Blots(TM) greeting cards, Raquel, Inc. became Xynergy Corporation.

Historical Development. Raquel Zepeda, CEO and founder of Xynergy, started the Company as "Colecciones de Raquel of Beverly Hills," a full line of cosmetics, skin care and fragrance. The line was specifically designed for the needs of olive skinned women, targeting the Hispanic/Latin market.

Ms. Zepeda's inspiration was born from her experience in an attempt to sell another brand of cosmetics: they were unsuitable for olive and sallow skin tones. That experience, coupled with her background in modeling, inspired her to create a cosmetics line for Latina women. In 1983, she introduced Morena Cosmetics in the San Francisco/Bay Area. Ms. Zepeda had quite an impact in that area, Raquel needed more capital to continue. While marketing Morena Cosmetics on a small scale, Raquel dedicated the next 5 years of her life to further research and development. Raquel developed even more unique and effective color formulations, along with guidelines for the golden skinned woman. Of this, Colecciones de Raquel was created.

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

Tom Lupo was assigned to Xynergy's Board of Directors in November, 2002. Tom Lupo has a vast knowledge and experience in the network marketing industry.

Xynergy signed a Letter of Intent in February, 2003 to acquire Global Liesure Corp. In April, 2003, the proposed acquisition was dissolved.

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

Raquel of Beverly Hills cosmetics are unique in that they are designed for a niche market: golden skinned consumers, which include Hispanics, Asians, and Mediterraneans; specifically targeting the Hispanic/Latin market. The Company's cosmetic line is intended to appeal to these markets by complementing their "golden" skin tones.

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

Year Ended December 31, 2002

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

As of December 31, 2002, there were 18,101,851 shares of common stock outstanding, with each share entitled to one vote. As the holder of 5,999,200 shares, and control person for 13,000,000 shares, (an aggregate of 18,999,200 shares) Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

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

During 2002, Xynergy completed the acquisitions of Web Marketing Network, Corporate Space Power Industries & Electric, Inc., and Voyawaare, LLC. For reasons that management believes are in the best interests of Xynergy, all three of these acquisitions were dissolved.

In April, 2003, Xynergy established relationships with enterprises in the entertainment industry. Xynergy has signed letters of intent with NPOWR Database, Inc. and Sound Pictures LLC and is now negotiating acquistion agreements with both companies. These two enterprises represent substantial revenue growth potential along with a wealth of management talent.

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

Material Changes in Financial Condition

Cash and cash equivalents were $428 at December 31, 2002. As a result, revenues from the year 2002 continued to be insufficient to support the selling, general and administrative expenses, nor to execute Xynergy's marketing plan for its products.

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

The following financial statements represent the fiscal year ended December 31, 2002.

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

                                           Annual Compensation (1)

     Name and                                                     Other Annual
Principal Position              Year    Salary ($)    Bonus ($)   Compensation
------------------              ----    ----------    ---------   ------------
Raquel Zepeda, President        2002       --           --             --
                                2001       --           --             --
                                2000       --           --             --

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock as of December 31, 2002:

                                                Amount and                           Percent of
                      Name and Address of       Nature of              Percent of    all Voting
Title of Class        Beneficial Owner          Beneficial Owner       Class         Classes
--------------        ----------------          ----------------       ----------    ----------
Common Stock          Raquel Zepeda             5,999,200 shares          58%            58%
                      269 S. Beverly Dr.        owned directly
                      Beverly Hills, CA

                      Raquel of
                      Beverly Hills, Inc.       10,000,000

                      Machinations               3,000,000

As of December 31, 2002, there were 18,101,851 shares of common stock outstanding, with each share entitled to one vote. Therefore, Xynergy has securities outstanding with an aggregate of 18,101,851 votes.

Security Ownership of Management. The following table sets forth as to each class of equity securities of Xynergy beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:

                                              Amount and
                  Name and Address of         Nature of            Percent of
Title of Class    Beneficial Owner            Beneficial Owner     Class
--------------    ----------------            ----------------     ----------
Common Stock      Raquel Zepeda               5,999,200 shares     33%
                  269 So. Beverly Dr.         owned directly
                  Monica Blvd.
                  Beverly Hills, CA

Common Stock      All executive officers and  5,999,200 shares     33%
                  directors as a group
                  (1 person)

Changes in Control

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

3.3 Bylaws, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(c).

3.4 Amendment to Bylaws, incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 3(d).

Exh.
No.   Description
---   -----------

3.5 Certificate of Determination of Rights and Preferences of Series A Preferred Stock, incorporated by reference from Form 10K Registration Statement No. 41093.4-LA, as filed on December 31, 1995, Exhibit 3.5(a).

3.6 Amended and Restated Bylaws, incorporated by reference from Form 10K Registration Statement No. 41093.4-LA, as filed on December 31, 1995,
      Exhibit 3.6(a).

3.7 Amendment to Certificate of Determination of Rights and Preferences of Series A Preferred Stock, incorporated by reference from Form 10K Registration Statement No. 97WLA13270018 as filed on December 31, 1996,
      Exhibit 3.7(a).

3.8 Certificate amending articles of incorporation changing the corporate name from Colecciones de Raquel, Inc. to Raquel, Inc.*

3.9 Certificate of Amendment to Articles of Incorporation filed with the Company's 8 K, dated May 2, 2002, and incorporated herein by reference.

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

Exh.
No.   Description
---   -----------

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

10.15 Certificate of Copyright Registration VA 334-469 for "Colecciones De Raquel Color Collection Brochure".*

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

10.19 Contract with Con Estilo Latino*

10.20 Contracts with A.R. Hardy & Associates and John W. Vanover incorporated herein by reference from Form S-8 filed on June 17, 1998 (File No. 333-57061)

10.21 Trademark applications for "Chic'a Beverly Hills" and "Yoohoo."*

10.22 Employment agreement with Edward A. Rose, Jr.*

10.28 Acquisition Agreement between Corporate Space Power Industries and Electric, Inc. and Xynergy Corporation; incorporated herein by reference from Form S-8 filed on May 3, 2002.

10.29 Letter to Oppenheim & Ostrick incorporated herein by reference from Form S-8 filed on May 3, 2002.

10.30 Dissolution agreement between Xynergy and CSPIE dated August, 2002*

10.31 Cancellation Agreement of acquisition of Web Marketing Network, Inc. dated August 26, 2002.*

10.32 Acquisition agreement between Voyaware, LLC and Xynergy Corp. dated September, 2002.*

10.33 Letter from Todd Beutel to SEC re change in accountants to Henry Schiffer, CPA.*

31    Certification.

32    Certification.

----------
*     Previously filed.

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

Dated: May 16, 2003                     XYNERGY CORPORATION
                                        [formerly known as RAQUEL, INC.]


                                         By: /s/ Raquel Zepeda
                                            ------------------------------------
                                            Raquel Zepeda, President,
                                            Chief Executive Officer
                                            & Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature


/s/ Raquel Zepeda                       Corporate Secretary        May 15,  2003
-----------------------------------     and Director)
RAQUEL ZEPEDA

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

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
XYNERGY CORPORATION

I have audited the accompanying balance sheets of XYNERGY Corporation, as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. Other auditors audited the financial statements of XYNERGY Corporation as of December 31, 2001 their audit dated May 2, 2002 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XYNERGY Corporation, as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002 are in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company is ten years old and has a substantial deficit in retained earnings from accumulated losses during each of those years. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Shelley International, CPA

September 30, 2004

Mesa, Arizona

                              XYNERGY CORPORATION
                         (A Development Stage Comapny)
                           CONSOLIDATED BALACE SHEETS
                           December 31, 2002 and 2001

                                     ASSETS

                                                    December 31,    December 31,
                                                       2002             2001
                                                     -----------    -----------

CURRENT ASSETS
     Cash                                            $       428    $     2,721
     Inventory, at Cost                                                   8,870
     Prepaid Expenses                                     21,475         42,868
                                                     -----------    -----------

     Total Current Assets                                 21,903         54,459
                                                     -----------    -----------

LOANS TO EMPLOYEES                                                       14,817
EQUIPMENT NET                                                 --             --
                                                     -----------    -----------

TOTAL ASSETS                                         $    21,903    $    69,276
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
     Accounts Payable                                $    29,201    $    32,471
     Loans from Shareholder                               27,987          6,132
                                                     -----------    -----------

TOTAL LIABILITIES                                         57,188         38,603
                                                     -----------    -----------

STOCKHOLDERS' EQUITY/(DEFICIT)

     Preferred Stock authorized
     50,000,000 shares, $0.001 par value,
     none outstanding                                         --             --

     Common Stock, authorized
     250,000,000 shares, $0.001 par value
     December 2002, issued and outstanding
     18,101,851 shares and December 2001,
     301,000                                              18,102            301

     Paid in Capital                                   1,843,569      1,448,399

     Common Stock-Subscriptions Receivable              (279,750)

     Accumulated (Loss) during
     development stage                                (1,617,206)    (1,418,027)
                                                     -----------    -----------

     Total Stockholders' Equity/(Deficit)                (35,285)        30,673
                                                     -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $    21,903    $    69,276
                                                     ===========    ===========

The accompanying notes are an integral part of these statements

                              XYNERGY CORPORATION
                         (A Development Stage Comapny)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                      Year            Year       From Inception
                                     Ended           Ended       August 6, 1993
                                   December 31,    December 31,  to December 31,
                                      2002            2001           2002
                                   ------------    ------------    ------------

INCOME
      Sales                                       $      2,487    $     48,074
      Other Income                                       1,240         119,148
      Less Cost of Goods Sold                             (908)        (24,627)
                                   ------------    ------------    ------------

      Gross Profit / (Loss)                  --           2,819         142,595
                                   ------------    ------------    ------------

EXPENSES
      General and Administrative   $    193,865         115,186       1,748,087
      Interest Expense                    5,314                           5,314
                                   ------------    ------------    ------------

      Total Expense                     199,179         115,186       1,753,401
                                   ------------    ------------    ------------

Net (Loss) before Income Taxes         (199,179)       (112,367)     (1,610,806)

      Provision for Income Taxes             --            (800)         (6,400)
                                   ------------    ------------    ------------

NET (LOSS)                         $   (199,179)   $   (113,167)   $ (1,617,206)
                                   ============    ============    ============

BASIC AND  DILUTED
Net (Loss) per Common Share                   a               a
                                   ------------    ------------

Weighted Average Number of
      Common Shares Outstanding      22,388,499         316,000
                                   ============    ============

a = Net (Loss) less than ($0.01) per share

The accompanying notes are an integral part of these statements

                               XYNERGY CORPORATION
                          (A Development Stage Comapny)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                from inception August 6, 1993 to December 31,2002

                                                        Preferred Stock                 Common Stock
                                      Price Per    ------------------------------------------------------------     Paid in
                                       Share        Shares           Amount         Shares           Amount         Capital
                                    ------------   ------------    ------------    ------------    ------------    ------------
Net (Loss) from Inception to
   December 31, 1993
                                                   ------------     ------------    ------------    ------------    ------------

Balance December 31, 1993

Common shares issued to Founder       $      0.002                                      200,000    $        200    $     36,554
Common shares issued for cash with
   an "A" Warrant attached            $      0.091                                       10,000              10          91,080
Preferred shares issued in exchange
   for common shares                                      100,000   $        100       (200,000)           (200)            100
Common shares issued in exercise
   of  "A" warrants (see Note 3
   Stockholders' Equity)              $      0.250                                       10,000              10         249,990

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 1994                                 100,000            100         20,000              20         377,724

Common shares issued in exercise
   of "B" warrants (see Note 3
   Stockholders' Equity)              $      0.500                                       20,000              20         999,980
Cash Proceeds from MMI

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 1995                                 100,000            100         40,000              40       1,377,704

Common shares issued in exchange
   for preferred shares                                  (100,000)          (100)       200,000             200            (100)
Cash Proceeds from MMI

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 1996                                                     --             --         240,000             240

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 1997                                      --             --        240,000             240       1,377,604

Common shares issued for
   consulting services                $     0.0001                                       33,000              33             297

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 1998                                      --             --        273,000             273       1,377,901

Common shares cancelled for
   services not rendered                                                                (26,000)            (26)             26

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 1999                                      --             --        247,000             247       1,377,927

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 2000                                      --             --        247,000             247       1,377,927

Common shares issued by exercise
     of options for cash              $      1.306                                       54,000              54          70,472

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------
Balance December 31, 2001                                                               301,000             301       1,448,399

Common shares issued by exercise
     of options thru subscriptions
      receivable                      $      0.025                                       15,000              15          37,485
Common shares issued for company
     acquisitions                     $      0.001                                   10,500,000          10,500
Common shares issued by exercise
     of options thru subscriptions
      receivable                      $      0.100                                    2,000,000           2,000         198,000
Common shares issued by exercise
     of options thru subscriptions
      receivable                      $      0.025                                    1,000,000           1,000          24,000
Common shares issued by exercise
     of options thru subscriptions
      receivable                      $      0.050                                      750,000             750          36,750
Common shares issued for services                                                    13,035,851          13,036          98,935
Common shares issued to and
   held  by subsidiaries              $      0.001                                   13,000,000          13,000
Common shares cancelled for
    termination of acquisitions       $      0.001                                   (9,500,000)         (9,500)
Cash received on Subscriptions

Net (Loss) for the year
                                                    -------------    -----------   ------------    ------------    ------------

Balance, December 31, 2002                                     --   $         --     31,101,851    $     31,102    $  1,843,569
                                                    =============   ============   ============    ============    ============

                                                        Stock        Accumulated
                                    Subscriptions      Owned by     (Loss) During        Total
                                      Receivable     Subsidiaries  Development Stage    Equity
                                     ------------    ------------    ------------    ------------
Net (Loss) from Inception to
   December 31, 1993                                                $    (36,640)   $    (36,640)
                                     ------------    ------------    ------------    ------------

Balance December 31, 1993                                                (36,640)        (36,640)

Common shares issued to Founder                                                           36,754
Common shares issued for cash with
   an "A" Warrant attached                                                                91,090
Preferred shares issued in exchange
   for common shares                                                                          --
Common shares issued in exercise
   of  "A" warrants (see Note 3
   Stockholders' Equity)            $   (250,000)                                             --

Net (Loss) for the year                                                  (58,052)        (58,052)
                                    ------------    ------------    ------------    ------------
Balance December 31, 1994               (250,000)                        (94,692)         33,152

Common shares issued in exercise
   of "B" warrants (see Note 3
   Stockholders' Equity)              (1,000,000)                                             --
Cash Proceeds from MMI                   849,875                                         849,875

Net (Loss) for the year                                                 (126,518)       (126,518)
                                    ------------    ------------    ------------    ------------
Balance December 31, 1995               (400,125)                       (221,210)        756,509

Common shares issued in exchange
   for preferred shares                                                                       --
Cash Proceeds from MMI                   400,125                                         400,125

Net (Loss) for the year                                                 (308,137)       (308,137)
                                    ------------    ------------    ------------    ------------
Balance December 31, 1996              1,377,604              --        (529,347)        848,497

Net (Loss) for the year                                                 (290,579)       (290,579)
                                    ------------    ------------    ------------    ------------
Balance December 31, 1997                                               (819,926)        557,918

Common shares issued for
   consulting services                                                                       330

Net (Loss) for the year                                                 (217,582)       (217,582)
                                    ------------    ------------    ------------    ------------
Balance December 31, 1998                                             (1,037,508)        340,666

Common shares cancelled for
   services not rendered                                                                      --

Net (Loss) for the year                                                 (169,677)       (169,677)
                                    ------------    ------------    ------------    ------------
Balance December 31, 1999                                             (1,207,185)        170,989

Net (Loss) for the year                                                  (97,675)        (97,675)
                                    ------------    ------------    ------------    ------------
Balance December 31, 2000                                             (1,304,860)         73,314

Common shares issued by exercise
     of options for cash                                                                  70,526

Net (Loss) for the year                                                 (113,167)       (113,167)
                                    ------------    ------------    ------------    ------------
Balance December 31, 2001                                             (1,418,027)         30,673

Common shares issued by exercise
     of options thru subscriptions
      receivable                         (37,500)                                             --
Common shares issued for company
     acquisitions                                                                         10,500
Common shares issued by exercise
     of options thru subscriptions
      receivable                        (200,000)                                             --
Common shares issued by exercise
     of options thru subscriptions
      receivable                         (25,000)                                             --
Common shares issued by exercise
     of options thru subscriptions
      receivable                         (37,500)                                             --
Common shares issued for services                                                        111,971
Common shares issued to and
   held  by subsidiaries                            $    (13,000)                             --
Common shares cancelled for
    termination of acquisitions                                                           (9,500)
Cash received on Subscriptions            20,250                                          20,250

Net (Loss) for the year                                                 (199,179)       (199,179)
                                    ------------    ------------    ------------    ------------

Balance, December 31, 2002          $   (279,750)   $    (13,000)   $ (1,617,206)   $    (35,285)
                                    ============    ============    ============    ============

On January 22, 2002 the Company had a 100:1 reverse stock split and wrote-up par value from $0.0001 to $0.001. This reverse split and par value write-up has been retroactively applied to the schedule above except for the price paid per share. During 2002, 13,000,000 common shares were issued to wholly-owned subsidiaries and have been consolidated in the balance sheets.

The accompanying notes are an integral part of these statements

                               XYNERGY CORPORATION
                          (A Development Stage Comapny)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               From Inception
                                                  Year Ended      Year Ended   August 6, 1993
                                                  December 31,   December 31,  to December 31,
                                                     2002            2001          2002
                                                  -----------    -----------    -----------
Operating Activities

     Net (Loss)                                   $  (199,179)   $  (113,167)   $(1,617,206)
                                                                                         --
     Significant Non-Cash Transactions                                                   --
          Common Shares issued For Acquisitions         1,000                         1,000
          Common Shares issued for services           111,971                       149,055
          Depreciation Expense                            774                        34,019
     Changes in assets and liabilities
          Decrease in Inventory                         8,870         48,547             --
          Decrease/(Increase) in  Prepaid
                Expense                                36,210        (40,072)       (21,475)
          Decrease/(Increase) in Accounts
                Payable                                (3,270)        33,271         29,201
                                                  -----------    -----------    -----------

Net Cash (Used) by Operating Activities               (44,398)       (70,647)    (1,425,406)
                                                  -----------    -----------    -----------

Investing Activities

          Purchase of Equipment                                                     (34,019)
                                                  -----------    -----------    -----------

Net Cash (Used) by Investing Activities                    --             --        (34,019)
                                                  -----------    -----------    -----------

Financing Activities

     Proceeds Received from collection of
         Subscriptions Receivable                      20,250                        20,250
     Proceeds from loans                               21,855                        27,987
     Proceeds from sale of Common Stock                               55,710      1,411,616
                                                  -----------    -----------    -----------

Cash Provided by Financing Activities                  42,105         55,710      1,459,853
                                                  -----------    -----------    -----------

Net Increase/(Decrease) in Cash                        (2,293)       (14,937)           428

Cash, Beginning of Period                               2,721         17,658             --
                                                  -----------    -----------    -----------

Cash, End of Period                               $       428    $     2,721    $       428
                                                  ===========    ===========    ===========

Significant Non-Cash Transactions
     During 1998 3,300,000 pre-split common shares were issued for consulting services valued at $330 of which 2,600,000 shares were cancelled during 1999 for services not rendered.
     During January 2002 1,500,000 pre-split common shares were issued for subscriptions receivable of $37,500.
     On January 22, 2002 outstanding common shares was reduced by 31,284,000 in a 100:1 reverse stock split. Par value was increased to $0.001 per share resulted in a net increase to paid in capital of $2,844.
     During2002 after the reverse stock split the Company issued a net of 1,000,000 shares for an acquisition valued at $1,000. It also issued
          13,000,000 common shares to subsidiaries valued at $13,000, additionally 3,750,000 shares were issued for subscriptions receivable of $262,500 and 13,035,851 common shares were issued for services valued at $111,971.

Supplemental Information:
     Interest Paid                                $     5,314    $     1,188    $    98,448
     Income Taxes Paid                                                   800          6,400

The accompanying notes are an integral part of these statements

                               XYNERGY Corporation

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

Note 1.           OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Business

Xynergy Corporation (formerly know as Raquel, Inc.) the "Company" was organized under the laws of the state of Nevada on August 6, 1993. Xynergy is now a holding company for the following subsidiaries: Raquel of Beverly Hills, a cosmetics company, and Machinations, Inc. a greeting card company.

Xynergy started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February 2002, after its acquisition of Think Blots greeting cards, Raquel, Inc. elected to change its name to Xynergy Corporation and expand its mission and purpose as a holding company. The Company's stated mission is revenue enhancement through an integration of companies in growth and emerging markets, which will protect its value as markets change and fluctuate.

Founder and Chairman, Raquel Zepeda organized the Company as "Colecciones de Raquel of Beverly Hills" creating a full line of color cosmetics, skin care, and fragrance for olive-skinned women, with a focus on the Hispanic/Latin market. During that period, the Company developed and continues to own several copyrights, trademarks, and trade secrets. Initially, the Company operated two boutiques one each in Beverly Hills and Los Angeles, with the intent of attaining distribution in department stores. Now Xynergy's subsidiary, Raquel of Beverly Hills, plans to market its line of cosmetic products through direct TV and network/multilevel marketing.

The Company acquired Think Blots greeting card line that combines original inkblot artwork with humorous dialogue. The card line is promoted through its game entitled "Demented Diagnosis," a "mental test" for potential customers to acquaint themselves with a unique concept of self-discovery from inkblot art. The Company's subsidiary Machinations, Inc markets the Think Blots greeting card line and game "Demented Diagnosis."

Xynergy maintains an office in the home of Raquel Zepeda and has a mailing address at 269 South Beverly Drive, Suite 938, Beverly Hills, California.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Merchandise Inventory

The Company's inventory was principally merchandise held for sale from the Raquel of Beverly Hills, Inc. cosmetic line. The inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. The company has written off the entire inventory as obsolete as of December 31, 2002. Detail for the inventory at 12/31/02 and 12/31/01 follows:

                                               12/31/02             12/31/01
                                               --------             --------
Inventory at Cost                               $0.00                 $8,870
                                                =====                 ======

Property and Equipment

Property and Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives, which is five years. Property and Equipment was fully depreciated as of December 31, 2001 as follows:

                                                        12/31/02    12/31/01
                                                        --------    --------
Property and Equipment                                  $ 34,019    $ 34,019
Less: Accumulated depreciation                           (34,019)    (34,019)
                                                        --------    --------

Net Property and Equipment                              $   0.00    $   0.00
                                                        ========    ========

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

Loss Per Share

The basic (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted (loss) per share are presented on the face of the statement of operations as the same number.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

Note 2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $1,614,362 loss during its development phase. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

Management is currently evaluating several proposals that would bring capital into the company through a convertible debt offering.

Note 3.           STOCKHOLDERS' EQUITY

Xynergy Corporation (formerly know as Raquel, Inc.) the Company was organized under the laws of the state of Nevada on August 6, 1993. The Company had 10,000,000 shares of preferred stock authorized at a $0.001 par value and 50,000,000 common shares authorized at a $0.0001 par value. On January 31,1994 the Company increased the preferred stock authorized to 50,000,000 shares and the authorized common stock to 250,000,000 shares.

On January 22, 2002 the Company authorized a reverse stock split of common shares at one hundred to one (100:1) leaving 316,000 common shares outstanding as of that date. The Company subsequently increased par value of a common share to $0.001. The reverse split has been retroactively applied to the Statement of Stockholders Equity.

In 1993, the Company founder was issued 20,000,000 pre-split common shares to cover the $36,754 costs of organization and registration. Afterward, 1,000,000 pre-split common shares were issued in a public offering for $100,000 less $8,910 offering expenses; 3,000,000 pre-split common shares were issued thru the exercise of the "A" and "B" Warrants for $1,250,000 see "Exercise of Warrants" below; 700,000 pre-split shares were issued for services valued at $70; 5,400,000 pre-split shares were issued thru the exercise of options for $70,526 and 1,500,000 pre-split shares were issued thru the exercise of options by subscriptions receivable of $37,350. The total pre-split common stock issued and outstanding was 31,600,000 shares.

On January 22, 2002 the Company authorized a reverse stock split of common shares at one hundred to one (100:1) leaving 316,000 post-split common shares outstanding as of that date. The Company subsequently increased par value of its common shares to $0.001 each. Afterward, the Company issued a net of 1,000,000 post-split common shares for company acquisitions valued at $1,000; 13,000,000 post-split common shares were issued to and are held by the Company's subsidiaries to assist in their capitalization and have been consolidated on the Balance Sheets; 3,750,000 post-split common shares were issued thru the exercise of options by subscriptions receivable of $262,500; and 13,035,851 post-split common shares were issued for services valued at $111,971.

Public Offering

In August 1994, the Company completed an initial public offering of its securities. The Company sold 1,000,000 units at $0.10 per unit for gross proceeds of $100,000 on a self-underwritten basis. Expenses of the offering were $8,910. Each unit consists of one share of common stock and one Class "A" Warrant. The Class "A" Warrants' were exercisable for one share of common stock and two Class "B" Warrants at a price of $0.25 each. The Class "B" Warrants were exercisable for one share of common stock and one Class "C" Warrant at a price of $.50 each. The Class "C" Warrants' were to be exercisable for one share of common stock at a price of $1.00 each.

Exercise of Warrants

In November 1994, all of the "A" Warrants were exercised in a transaction the Company claims was fraudulent. The Company's transfer agent issued 1,000,000 shares of common stock and 2,000,000 "B" Warrants without the knowledge of the Company's officers or directors. At the time the Company did not receive any portion of the $250,000 exercise price

In February 1995, all of the "B" Warrants were exercised in a transaction which the Company also claims was fraudulent. The Company's transfer agent issued 2,000,000 shares of common stock and 2,000,000 "C" Warrants without the knowledge of the Company's officers or directors. At the time the Company did not receive any portion of the $1,000,000 exercise price.

The 4,000,000 shares of common stock issued in the Company's initial public offering and upon exercise of the "A" and "B" Warrants have been publicly traded and the Company has cancelled the all of the "C" Warrants.

In September 1995, the Company entered into an Agreement with Moore McKenzie, Inc., a Philippine corporation (MMI), which purchased and resold the shares following the exercise of the warrants by third party entities. MMI has expressly denied any involvement in the exercise of the Warrants. Solely for the purpose of protecting and preserving its investment in the shares and its reputation and goodwill, MMI agreed to pay the Company the exercise price of the "A" Warrants ($250,000) and "B" Warrants ($1,000,000). As of June 30, 1996, the
Company has received all of the $1,250,000 settlement.

For reporting purposes, we have treated the exercise of the Warrants and the MMI settlement as stock subscribed.

Exercise of Options and Subscriptions Receivable

Through various consulting and purchase agreements the company issued 10,650,000 options to purchase common stock at exercise prices ranging from $0.025 to $0.10 per share. Because of the need for capital, the Company accepted the exercise of 5,400,000 options that had an exercise price of $0.025 per share for a total of $70,526, instead of $135,000. Additionally, 2,000,000 options issued for the acquisition of Think Blots, greeting cards were exercised at $0.10 per share through receipt of a note recorded as subscriptions receivable of $200,000; 2,500,000 options were exercised at $0.025 through receipt of notes recorded as subscriptions receivable of $62,500 and 750,000 options were exercised at $0.05 per share through receipt of notes recorded as subscriptions receivable of $37,500. As of December 31, 2002 the Company has received $20,250 against the total subscription receivable of $300,000.

Preferred Stock

The Company has 50,000,000 authorized shares of Preferred Stock with a par value of $0.001 per share. As of December 31, 2002 there are no issued and outstanding shares of Preferred Stock.

Stock Incentive Plan

The Company adopted a Stock Incentive Plan which was revised in its September 2002, S-8 Registration Statement. Under the plan, the Company can issue stock to consultants, employees, directors and company officers in exchange for services.

Acquisitions by Exchange of Stock

On March 11, 2002 the Company issued 1,000,000 common shares and 2,000,000 options with an exercise price of $0.10 per share for the acquisition of Think Blots, greeting cards. On March 11, 2002 the Company also issued 6,500,000 shares per its January letter of intent to acquire an e-commerce marketing company, Web Marketing Network, Inc. of Canada. On May 9, 2002 the Company issued 3,000,000 shares per its March 26, 2002 letter of intent to acquire a solar energy company, Corporate Space Power Industries & Electric, Inc. As a result of material differences the Company terminated the agreements and cancelled the returned certificates totaling 9,500,000 common shares.

On April 22, 2002 the Board of Directors authorized the formation of two wholly owned subsidiaries, Raquel of Beverly Hills, Inc. and Machinations, Inc. These subsidiaries were issued 10,000,000 and 3,000,000 shares of common stock respectively in exchange for all the stock in each company. The stock issue was for the purpose of raising capital for the subsidiaries and has been consolidated in the balance sheets.

Note 4.           INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $355,785, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,617,206. The total valuation allowance is a comparable $355,785. Details for the last two years follow:

                                                 12/31/02             12/31/01
                                               -----------          -----------
Deferred Tax Asset                             $   355,785          $   311,966
Valuation Allowance                               (355,785)            (311,966)
Current Taxes Payable                                 0.00                 0.00
                                               -----------          -----------
Income Tax Expense                             $      0.00          $      0.00
                                               ===========          ===========

Below is a chart showing the estimated corporate federal net operating loss
(NOL) and the year in which it will expire.

 Year                                              Amount             Expiration
 ----                                              ------             ----------
 1993                                           $  36,640                 2008
 1994                                              58,052                 2009
 1995                                             126,518                 2010
 1996                                             308,137                 2011
 1997                                             290,579                 2012
 1998                                             217,582                 2018
 1999                                             169,677                 2019
 2000                                              97,675                 2020
 2001                                             113,167                 2021
 2002                                             199,179                 2022
                                               ----------
 Total NOL                                     $1,617,206
                                               ==========

Note 5.           THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 145-150 and their effect on the Company.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial Instruments with Characteristics of both Liabilities and
Equity

This statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

Note 6.           COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

The Company does not currently comply with all of the provisions of the Sarbanes-Oxley Act of 2002. It is the intention of the Company to comply with the rules and structure mandated therein. To this end the Company is seeking potential independent directors.

The new Act also requires an audit committee to consist of at least three independent members, one of which needs to be a financial and accounting expert. Currently, the Company has no separate audit committee and is also seeking potential audit committee members to serve on its future audit committee.

It should be noted that the Company might experience trouble attracting independent directors because, at this time, it does not have Directors and Officers Liability Insurance in place.

Note 7.           SUBSEQUENT EVENTS

On August 8, 2004 Xynergy signed an agreement with Indigo Technologies, Inc., a Georgia corporation, to acquire all of Indigo's issued and outstanding stock in exchange for 36,000,000 shares of Xynergy common stock and $300,000 cash to be raised by the sale of Xynergy stock through a $1,000,000 504D offering to an accredited investor. Indigo will continue to operate as a wholly owned subsidiary of Xynergy.

Indigo is a multidimensional technology company that provides wireless and wired internet service to the hospitality industry through its premier product, GuestWorx (TM). Additionally, Indigo is an information technology (IT) provider whose services include training and supplying IT consultants and programmers, website development, and installation of IT infrastructure networks.