Form 10KSB/A
period 2003-12-31
XYNERGY CORP
filed 2004-11-01
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                AMENDMENT NO. 1
(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  _X_    No ___

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         The issuer's revenues for the fiscal year ended December 31, 2003 were $-0-.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $708,074 as of December 31, 2003.

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of December 31, 2003 was 18,100,697.

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

In 1989, Raquel founded Colecciones de Raquel, now Raquel of Beverly Hills, creating a complete line of cosmetics for the Latin/Hispanic woman consisting of color, skin care and fragrance. The color collection was meticulously designed to enhance olive skin tones. Raquel personally formulated the foundations colors which range from very fair tones to deep bronze tones. Her original fragrance, "Sabor A Mi, Melody of Eternal Passion," contains pheromones and several natural aphrodisiacs; Raquel calls this potion "the Fragrance of Amor." Raquel's most recent creation is her music Compact Disc, containing five romantic love songs. The CD is a give-away with purchase of the fragrance and sold separately at www.cdbaby.com/cd/raquel. Angela Poscillico, a music critic for `Latin American' Rhythm Magazine, commented about Raquel's CD, "Sabor A Mi is performed with much passion, which really portrays this artist's love for music...portrays her unique style and smooth vocal ability."

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

Principal Markets and Marketing Strategy.

Raquel of Beverly Hills

The Company's principal market is fastest growing ethnic group in the United States; the Hispanic/Latin consumer group . It is estimated that Latina women spend twice as much as anglos on cosmetics, a double-digit billion-dollar, growing industry. Raquel of Beverly hills further anticipates a market share of non Hispanic, golden-skinned consumers such as Asians, Mediterraneans and some Europeans.

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

In June, 2004 Raquel of Beverly Hills entered into an agreement with Incredible Discoveries, Inc. for the production of an infomercial. Terms of the contract are

Think Blots(TM)  Greeting Card Line

Think Blots greeting card line is currently available on the internet. Additionally, it will be available in stores and has obtained the interest of a Los Angeles distributor.

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

EDWARD A. ROSE, JR., CPA, ESQ., as of March, 2004 is Chief Financial Officer and we previously acting as the Xynergy's due diligence advisor. Mr. Rose has worked with Xynergy in several capacities since January, 2000. Mr. Rose has held positions as Internal Auditor, and Contracts Administrator for several Fortune 500 companies, conducting field due diligence reviews of multimillion dollar operating companies in the U.S. South America, and Europe for corporate acquisitions. He is a Certified Public Accountant licensed to practice both in and California and New York. Additionally, he an attorney and member of the California Bar.

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

As of December 31, 2003, there were 31,100,697 shares of common stock outstanding, with each share entitled to one vote. As the holder of 3,999,200 Common shares, 1,000,000 Preferred shares, and control person for 13,000,000 shares, (an aggregate of 16,999,200 Common shares and 1,000,000 Preferred shares with twenty to one votes [20,000,000 votes]) Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item
11. Security Ownership of Certain Beneficial Owner and Management".

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

         RAQUEL OF BEVERLY HILLS will be producing an infomercial for the Spanish speaking media to re-launch its line of cosmetics, skin care and fragrance. Additionally, the infomercials will act as a recruiting tool for those who would like to sell its products directly through catalogues. In 2003, the U.S. infomercial market was a whopping $154.1 billion. Production details and contracts for the infomercial are in the negotiation stages as of April 2004.

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

In June, 2004 the company signed a contract with Incredible Discoveries, Inc.

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

Item 7.  Financial Statements.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
XYNERGY CORPORATION

I have audited the accompanying balance sheets of XYNERGY Corporation, as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XYNERGY Corporation, as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, are in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company is ten years old and has had a net loss in each of those years resulting in a substantial deficit in retained earnings. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Shelley International, CPA

October 26, 2004

Mesa, Arizona

                              XYNERGY CORPORATION
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                     ASSETS

                                                    December 31,    December 31,
                                                       2003            2002
                                                    -----------     -----------
CURRENT ASSETS
     Cash                                           $       554     $       428
     Inventory, at Cost
     Prepaid Expenses                                        --          21,475
                                                    -----------     -----------

     Total Current Assets                                   554          21,903
                                                    -----------     -----------

EQUIPMENT NET                                                --              --
                                                    -----------     -----------

TOTAL ASSETS                                        $       554     $    21,903
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
     Accounts Payable                               $    30,877     $    29,201
     Notes Payable                                       71,939          27,987
                                                    -----------     -----------

TOTAL LIABILITIES                                       102,816          57,188
                                                    -----------     -----------

STOCKHOLDERS' EQUITY/(DEFICIT)

     Preferred Stock authorized
     50,000,000 shares,$0.001 par value
     Issued and outstanding December
     2003: 1,250,000 shares                               1,250              --

     Common Stock, authorized
     250,000,000 shares, $0.001 par value;
     Issued and outstanding December 2003,
     18,100,697 shares; December 2002,
     18,101,851 shares                                   18,101          18,102

     Paid in Capital                                  1,812,109       1,843,569

     Common Stock Subscribed-Receivable                      --        (279,750)

     (Deficit) Accumulated During
     Development Stage                               (1,933,722)     (1,617,206)
                                                    -----------     -----------

     Total Stockholders' Equity/(Deficit)              (102,262)        (35,285)
                                                    -----------     -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $       554     $    21,903
                                                    ===========     ===========


The accompanying notes are an integral part of these statements

                              XYNERGY CORPORATION
                         (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF OPERATION

                                                Year            Year        From Inception
                                               Ended            Ended       August 6, 1993
                                            December 31,      December 31,   to December 31,
                                                2003             2002           2003
                                             ------------    ------------    ------------
INCOME
      Sales                                                                  $     48,074
      Other Income                                                                119,148
                                             ------------    ------------    ------------

      Gross Income                                     --              --         167,222

COST OF GOODS SOLD                                                               (24,627)
                                             ------------    ------------    ------------

      Gross Profit / (Loss)                            --              --         142,595
                                             ------------    ------------    ------------

EXPENSES
      General and Administrative                  314,365         193,865       1,969,318
      Interest Expense                              2,151           5,314         100,599
                                             ------------    ------------    ------------

      Total Expense                               316,516         199,179       2,069,917
                                             ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES                       (316,516)       (199,179)     (1,927,322)

      Provision for Income Taxes                       --              --          (6,400)
                                             ------------    ------------    ------------

NET (LOSS)                                   $   (316,516)   $   (199,179)   $ (1,933,722)
                                             ============    ============    ============

BASIC AND DILUTED
Net (Loss) per Common Share                            a               a
                                             ------------    ------------

Weighted Average Number of
      Common Shares Outstanding                18,966,667      13,983,019
                                             ============    ============

a = Net (Loss) less than ($0.01) per share

The accompanying notes are an integral part of these statements

                               XYNERGY CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               from inception August 6, 1993 to December 31, 2003

                                                               Preferred Stock          Common Stock
                                       Date of   Price Per  -----------------------------------------------  Paid in
                                       Issue     Share      Shares       Amount     Shares       Amount      Capital
                                      -------- ---------- ------------ ----------------------- ---------- -------------
Net (Loss) from Inception to
   December 31, 1993                                                        $ -                      $ -           $ -
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1993

Common shares issued to Founder        Mar-94    $ 0.184                              200,000        200        36,554
Common shares issued for cash with
   an "A" Warrant attached             Aug-94    $ 9.109                               10,000         10        91,080
Preferred shares issued in exchange
   for common shares                   Aug-94                 100,000       100      (200,000)      (200)          100
Common shares issued in exercise
   of  "A" warrants (see Note 3
   Stockholders' Equity)               Nov-94   $ 25.000                               10,000         10       249,990

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1994                                     100,000       100        20,000         20       377,724

Common shares issued in exercise
   of "B" warrants (see Note 3
   Stockholders' Equity)               Feb-95   $ 50.000                               20,000         20       999,980
Cash Proceeds from MMI

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1995                                     100,000       100        40,000         40     1,377,704

Common shares issued in exchange
   for preferred shares                Apr-96                (100,000)     (100)      200,000        200          (100)
Cash Proceeds from MMI

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1996                                           -         -       240,000        240     1,377,604

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1997                                           -         -       240,000        240     1,377,604

Common shares issued for
   consulting services                 Jun-98    $ 0.010                               33,000         33           297

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1998                                           -         -       273,000        273     1,377,901

Common shares cancelled for
   services not rendered               Aug-99                                         (26,000)       (26)           26

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 1999                                           -         -       247,000        247     1,377,927

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 2000                                           -         -       247,000        247     1,377,927

Common shares issued by exercise
     of options for cash               May-01    $ 1.306                               54,000         54        70,472

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 2001                                                             301,000        301     1,448,399

Common shares issued by exercise
     of options thru subscriptions
      receivable                       Mar-02    $ 2.500                               15,000         15        37,485
Common shares issued for company
     acquisitions                      May-02    $ 0.001                           10,500,000     10,500
Common shares issued by exercise
     of options thru subscriptions
      receivable                       Mar-02    $ 0.100                            2,000,000      2,000       198,000
Common shares issued by exercise
     of options thru subscriptions
      receivable                       Jun-02    $ 0.025                            1,000,000      1,000        24,000
Common shares issued by exercise
     of options thru subscriptions
      receivable                       Jun-02    $ 0.050                              750,000        750        36,750
Common shares issued for services      Sep-02                                      13,035,851     13,036        98,935
Common shares issued to and
   held  by subsidiaries               May-02    $ 0.001                           13,000,000     13,000
Common shares cancelled for
    termination of acquisitions        Aug-02    $ 0.001                           (9,500,000)    (9,500)
Cash received on Subscriptions

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance, December 31, 2002                                          -         -    31,101,851     31,102     1,843,569

Preferred shares Issued for services   Jan-03    $ 0.020    1,250,000     1,250                                 23,750
Common shares issued for services      Nov-03    $ 0.050                            3,398,846      3,399       167,290
Common shares cancelled for
     services not rendered             Nov-03    $ 0.001                             (900,000)      (900)
Common shares cancelled for
     termination of subscriptions      Dec-03    $ 0.090                           (2,500,000)    (2,500)     (222,500)
Write-Off uncollectable subscriptions
      receivable

Net (Loss) for the year
                                      -------- ---------- ------------ --------- ------------- ---------- -------------

Balance December 31, 2003                                   1,250,000   $ 1,250    31,100,697   $ 31,101   $ 1,812,109
                                      ======== ========== ============ ========= ============= ========== =============


                                     Subscriptions  Owned by     (Loss) During      Total
                                      Receivable   Subsidiaries Development Stage  Equity
                                     --------------------------------------------------------

Net (Loss) from Inception to
   December 31, 1993                          $ -         $ -         $ (36,640)   $ (36,640)
                                     ------------------------- ------------------------------

Balance December 31, 1993                                               (36,640)     (36,640)

Common shares issued to Founder                                                       36,754
Common shares issued for cash with
   an "A" Warrant attached                                                            91,090
Preferred shares issued in exchange
   for common shares                                                                       -
Common shares issued in exercise
   of  "A" warrants (see Note 3
   Stockholders' Equity)                 (250,000)                                         -

Net (Loss) for the year                                                 (58,052)     (58,052)
                                     ------------------------- ------------------------------

Balance December 31, 1994                (250,000)                      (94,692)      33,152

Common shares issued in exercise
   of "B" warrants (see Note 3
   Stockholders' Equity)               (1,000,000)                                         -
Cash Proceeds from MMI                    849,875                                    849,875

Net (Loss) for the year                                                (126,518)    (126,518)
                                     ------------------------- ------------------------------

Balance December 31, 1995                (400,125)                     (221,210)     756,509

Common shares issued in exchange
   for preferred shares                                                                    -
Cash Proceeds from MMI                    400,125                                    400,125

Net (Loss) for the year                                                (308,137)    (308,137)
                                     ------------------------- ------------------------------

Balance December 31, 1996                       -                      (529,347)     848,497

Net (Loss) for the year                                                (290,579)    (290,579)
                                     ------------------------- ------------------------------

Balance December 31, 1997                                              (819,926)     557,918

Common shares issued for
   consulting services                                                                   330

Net (Loss) for the year                                                (217,582)    (217,582)
                                     ------------------------- ------------------------------

Balance December 31, 1998                                            (1,037,508)     340,666

Common shares cancelled for
   services not rendered                                                                   -

Net (Loss) for the year                                                (169,677)    (169,677)
                                     ------------------------- ------------------------------

Balance December 31, 1999                                            (1,207,185)     170,989

Net (Loss) for the year                                                 (97,675)     (97,675)
                                     ------------------------- ------------------------------

Balance December 31, 2000                                            (1,304,860)      73,314

Common shares issued by exercise
     of options for cash                                                              70,526

Net (Loss) for the year                                                (113,167)    (113,167)
                                     ------------------------- ------------------------------
                                                                                           -
Balance December 31, 2001                                            (1,418,027)      30,673

Common shares issued by exercise
     of options thru subscriptions
      receivable                          (37,500)                                         -
Common shares issued for company
     acquisitions                                                                     10,500
Common shares issued by exercise
     of options thru subscriptions
      receivable                         (200,000)                                         -
Common shares issued by exercise
     of options thru subscriptions
      receivable                          (25,000)                                         -
Common shares issued by exercise
     of options thru subscriptions
      receivable                          (37,500)                                         -
Common shares issued for services                                                    111,971
Common shares issued to and
   held  by subsidiaries                              (13,000)                             -
Common shares cancelled for
    termination of acquisitions                                                       (9,500)
Cash received on Subscriptions             20,250                                     20,250

Net (Loss) for the year                                                (199,179)    (199,179)
                                     ------------------------- ------------------------------

Balance, December 31, 2002               (279,750)    (13,000)       (1,617,206)     (35,285)

Preferred shares Issued for services                                                  25,000
Common shares issued for services                                                    170,689
Common shares cancelled for
     services not rendered                                                              (900)
Common shares cancelled for
     termination of subscriptions         225,000                                          -
Write-Off uncollectable subscriptions
      receivable                           54,750                                     54,750

Net (Loss) for the year                                                (316,516)    (316,516)
                                     ------------------------- ------------------------------

Balance December 31, 2003                     $ -   $ (13,000)     $ (1,933,722)   $(102,262)
                                     ========================= ==============================


On January 22, 2002 the Company had a 100:1 reverse stock split and wrote-up par value from $0.0001 to $0.001. This reverse split and par value write-up has been retroactively applied to the schedule including the price paid per share. During 2002, 13,000,000 common shares were issued to wholly-owned subsidiaries and have been consolidated in the balance sheet.

                               XYNERGY CORPORATION
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                             From Inception
                                               Year Ended       Year Ended    August 6, 1993
                                               December 31,    December 31,   to December 31,
                                                  2003             2002           2003
                                                -----------    -----------    -----------
Operating Activities
     Net (Loss)                                 $  (316,516)   $  (199,179)   $(1,933,722)

     Significant Non-Cash Transactions
          Preferred Stock issued for services        25,000             --         25,000
          Common Stock issued for Acqusitions            --          1,000          1,000
          Common Stock for Services                 169,789        111,971        318,844
          Write-Off Subscriptions Receivable         54,750             --         54,750
          Depreciation Expense                       34,019
     Changes in assets and liabilities
          Decrease in Inventory                          --          8,870             --
          Decrease/(Increase) in  Prepaid
                Expense                              21,475         36,210             --
          Decrease/(Increase) in Accounts
                Payable                               1,676         (3,270)        30,877
                                                -----------    -----------    -----------

Net Cash (Used) by Operating Activities             (43,826)       (44,398)    (1,469,232)
                                                -----------    -----------    -----------

Investing Activities

          Purchase of Equipment                          --             --        (34,019)
                                                -----------    -----------    -----------

Net Cash (Used) by Investing Activities                  --             --        (34,019)
                                                -----------    -----------    -----------

Financing Activities

     Proceeds Received from Stock Subscribed
         Receivable                                      --         20,250         20,250
     Proceeds from loans                             43,952         21,855         71,939
     Proceeds from sale of Common Stock                  --      1,411,616
                                                -----------    -----------    -----------

Cash Provided by Financing Activities                43,952         42,105      1,503,805
                                                -----------    -----------    -----------

Net Increase/(Decrease) in Cash                         126         (2,293)           554

Cash, Beginning of Period                               428          2,721             --
                                                -----------    -----------    -----------

Cash, End of Period                             $       554    $       428    $       554
                                                ===========    ===========    ===========

Significant Non-Cash Transactions
     During 1998 3,300,000 pre-split common shares were issued for consulting services valued at $330 of which 2,600,000 shares were cancelled during
         1999 for services not rendered.
     During January 2002 1,500,000 pre-split common shares were issued for subscriptions receivable of $37,500.
     On    January 22, 2002 outstanding common shares was reduced by 31,284,000 in a 100:1 reverse stock split. Par value was increased to $0.001 per share resulted in a net increase to paid in capital of $2,844.
     During2002 after the reverse stock split the Company issued a net of
           1,000,000 shares for an acquisition valued at $1,000. It also issued
           13,000,000 common shares to subsidiaries valued at $13,000, additionally 3,750,000 shares were issued for subscriptions receivable of $262,500 and 13,035,851 common shares were issued for services valued at $111,971.
     During 2003 1,250,000 preferred shares were issued for services valued at
          $25,000; 3,398,846 common shares were issued for consulting services valued at $170,689; 900,000 common shares were cancelled for services not rendered valued at ($900); 2,500,000 common shares were cancelled for termination of $225,000 subscriptions receivable; and
          $54,750 of subscriptions receivable were written-off as uncollectable.
Supplemental Information:
     Period Interest                            $     2,151    $     5,314    $   100,599
     Income Taxes Paid                                                              6,400

The accompanying notes are an integral part of these statements

                               XYNERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.        OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

NATURE OF BUSINESS

Xynergy Corporation (formerly know as Raquel, Inc.) the "Company" was organized under the laws of the state of Nevada on August 6, 1993. On May 9, 2002, Xynergy became a holding company for the following subsidiaries: Raquel of Beverly Hills, a cosmetics company, and Machinations, Inc. a greeting card company. The subsidiaries are currently inactive and all inter-company accounts have been eliminated.

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

PROPERTY AND EQUIPMENT

Property  and  Equipment  is  recorded  at  cost  and   depreciated   using  the
straight-line method over the estimated useful lives, which is five years. Property and Equipment was fully depreciated as of December 31, 2001 as follows:

                                        12/31/03       12/31/02       12/31/01
                                       ----------     ----------     ----------
    Property and Equipment                $34,019     $   34,019     $   34,019
    Less: Accumulated depreciation        (34,019)       (34,019)       (34,019)
                                       ----------     ----------     ----------
    Net Property and Equipment         $     0.00     $     0.00     $     0.00
                                       ==========     ==========     ==========


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

On December 31, 2003, the Company has potentially dilutive securities outstanding in the form of 1,250,000 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be antidultive.

INCOME TAXES

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


NOTE 2.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $1,933,722 loss during its development phase, has a deficit in stockholders' equity and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

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

Afterward, the Company issued a net of 1,000,000 post-split common shares for company acquisitions valued at $1,000; 13,000,000 post-split common shares were issued to and are held by the Company's subsidiaries to assist in their capitalization; a net of 1,250,000 post-split common shares (3,750,000-2,500,000) were issued thru the exercise of options by subscriptions receivable with total cash proceeds of $20,250; and 15,534,697 post-split common shares were issued for services valued at $281,760.

PUBLIC OFFERING

In August 1994, the Company completed an initial public offering of its securities. The Company sold 1,000,000 units at $0.10 per unit for gross proceeds of $100,000 on a self-underwritten basis. Expenses of the offering were $8,910. Each unit consists of one share of common stock and one Class "A" Warrant. The Class "A" Warrants' were exercisable for one share of common stock and two Class "B" Warrants at a price of $0.25 each. The Class "B" Warrants were exercisable for one share of common stock and one Class "C" Warrant at a price of $.50 each. The Class "C" Warrants' were to be exercisable for one share of common stock at a price of $1.00 each. The offering costs must be written off against paid in capital and this does not appear in the statement of stockholders'

EXERCISE OF WARRANTS

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

EXERCISE OF OPTIONS AND SUBSCRIPTIONS RECEIVABLE

Through various consulting and purchase agreements the company issued 10,650,000 options to purchase common stock at exercise prices ranging from $0.025 to $0.10 per share. Because of the need for capital, the Company accepted the exercise of 5,400,000 options that had an exercise price of $0.025 per share for a total of $70,526, instead of $135,000. Additionally, 2,000,000 options issued for the acquisition of Think Blots, greeting cards were exercised at $0.10 per share through receipt of a note recorded as subscriptions receivable of $200,000; 2,500,000 options were exercised at $0.025 through receipt of notes recorded as subscriptions receivable of $62,500 and 750,000 options were exercised at $0.05 per share through receipt of notes recorded as subscriptions receivable of $37,500. On December 31, 2003 the Company cancelled 2,500,000 common shares and their associated subscriptions receivable of $262,500 because of cancelled subscriptions. The Company also expensed $54,750 of subscriptions receivable as not collectable. As of December 31, 2003 the Company has received a net of $20,250 cash for the net of 1,250,000 common shares issued with subscriptions receivable.

PREFERRED STOCK

The Company has 50,000,000 authorized shares of Preferred Stock with a par value of $0.001 per share. On December 31, 2003 the Company issued 1,250,000 shares of preferred stock for consulting services valued at $25,000. Each share of preferred stock can be exchanged for 20 shares of common stock thereby having a potential dilutive impact to the number of common shares outstanding.

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

On April 22, 2002 the Board of Directors authorized the formation of two wholly owned subsidiaries, Raquel of Beverly Hills, Inc. and Machinations, Inc. These subsidiaries were issued 10,000,000 and 3,000,000 shares of common stock respectively in exchange for all the stock in each company. The stock issue was for the purpose of raising capital for the subsidiaries and has been eliminated in the accompanying consolidated in the balance sheets.

NOTE 4.           INCOME TAXES:

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $425,419, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,933,722. The total valuation allowance is a comparable $425,419. Details for the last two years follow

                                       12/31/03        12/31/02        12/31/01
                                      ---------       ---------        --------
         Deferred Tax Asset             425,419       $ 355,785       $ 311,966
         Valuation Allowance           (425,419)       (355,785)       (311,966)
         Current Taxes Payable             0.00            0.00            0.00
                                      ---------       ---------        --------
         Income Tax Expense           $    0.00       $    0.00       $    0.00
                                      =========       =========       =========

Below is a chart showing the estimated  corporate  federal net operating  losses
(NOL) and the years in which they expire.

         Year                                Amount                Expiration
         ----                                ------                ----------
         1993                               $  36,640                 2008
         1994                                  58,052                 2009
         1995                                 126,518                 2010
         1996                                 308,137                 2011
         1997                                 290,579                 2012
         1998                                 217,582                 2018
         1999                                 169,677                 2019
         2000                                  97,675                 2020
         2001                                 113,167                 2021
         2002                                 196,335                 2022
         2003                                 316,516                 2023
                                           ----------
         Total NOL                         $1,933,722
                                           ==========


NOTE 5.           NOTES PAYABLE

Notes payable consist of the following:

                                                       12/31/03
Demand Note, Related Party                             --------
No Interest                                            $ 61,939

Demand Note
6% Interest, Due August 2, 2003                          10,000
                                                       --------
Total Notes Payable                                    $ 71,939
                                                       ========

NOTE 6.           THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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


NOTE 7.           POSSIBLE LEGAL ACTIONS

In April of 2003, Xynergy Corporation commenced negotiations with NPOWR for a possible merger. In July of 2003 the negotiations broke down and were ended. During the period of negotiations on May 2, 2003 the Company executed a note with Fernando Dalmau for $10,000 he loaned to the Company. Mr. Dalmau claims that he purchased Xynergy Corporation for the $10,000 and has threatened litigation. Mr. Dalmau was not involved in the merger negotiations and the promissory note makes no reference to the purchase of Xynergy Corporation. Should Mr. Dalmau begin legal action management of the Company believes it will prevail because the claim is without merit.

During September of 2003 the Company entered negotiations with Intervest Group, Ltd. (IGRP) for a possible merger/acquisition. After what was considered a resolution of differences an acquisition agreement was executed December 31, 2003 wherein Xynergy would acquire IGRP. A revised agreement was executed January 23, 2004 and then on February 2, 2004, IGRP withdrew from the agreement. On March 3, 2004 the Company made a written claim to IGRP for damages caused by IGRP's withdrawal from the agreement and is considering legal action against IGRP.


NOTE 9.           SUBSEQUENT EVENTS

In March of 2004 the Company received a loan of $28,875 for operating expenses pledging 1,500,000 common shares as collateral.

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

         On June 3, 2004, the Company dismissed Weinberg & Company, P.A., CPA ("Weinberg") to perform its audit for the fiscal year ended December 31, 2003 for unreasonable delays by Weinberg. Prior to Weinberg's dismissal, Xynergy had delivered several correspondences and communications to Weinberg regarding the consequences of their delays in completing the audit. On May 27, 2004 the Company's symbol commenced trading with an "E" to signify that Xynergy had not yet filed its financials for the year ended December 31, 2003. On June 1, 2004, Xynergy sent a demand letter to Weinberg asking if they would be able to finish the report prior to June 14, 2004. On June 3, 2004, Xynergy delivered a letter to Weinberg, dismissing their services. (Exhibit 10.38) The decision to change independent auditors was approved by the Company's Board of Directors. At this time, the Company has retained outside legal counsel for potential action against Weinberg.

         In connection with the audits of the Company's financial statements for the year ended December 31, 2003 and through the subsequent period ended as of the date of this report, there were no disagreements ("Disagreements") as defined in Item 304 (a) (1) (iv) and the instructions to Item 304 of Regulation S K, as amended, promulgated by the Securities and Exchange Commission ("Regulation S-K") with Weinberg on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the matter in its reports.

         On June 16, 2004, the Company engaged Shelly International CPA as its independent auditors for the fiscal year ended December 31, 2003. At no time preceding June 16, 2004 has the Company (or anyone on behalf of the Company) consulted with Shelly International CPA, on matters regarding the (i) application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with Weinberg or a Reportable Event.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of Xynergy are as follows:

         Name                  Age   Position
         ----                  ---   --------
         Raquel Zepeda         52    President & Chairman
         Edward A. Rose, Jr.   53    Chief Fin. Officer, Director & Corp. Secty.
         Thomas Lupo           55    Director

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

         EDWARD A. ROSE, JR. is serving as Chief Financial Officer, Director, and Corporate Secretary. and was previously acting as the Xynergy's due diligence advisor. He has worked with Xynergy in several capacities since January, 2000. Mr. Rose has held positions as Internal Auditor, and Contracts Administrator for several Fortune 500 companies, conducting field due diligence reviews of multimillion dollar operating companies in the U.S. South America, Europe and for corporate acquisitions. Mr. Rose is a CPA licensed in both New York and California and an attorney and a member of the State Bar of California. Mr. Rose is also the President and General Manager of Border Motor Parts, Inc., a wholesale distributor of automobile parts in California, Arizona, and Mexico.

         TOM LUPO is serving as a Director on Xynergy's Board and has a vast knowledge and experience in the network marketing industry. Mr. Lupo is a Senior Executive with 30 years' experience in Direct Sales and Network marketing in the US, Canada and Europe with such major international companies such as Avon, Shaklee, Twinlab and Japanese-owned Noevir cosmetics. Managed sales, marketing operations, product development and international sales and marketing efforts. Considered a "pro" in direct-to consumer marketing with an extensive background in the Skin Care and Wellness industries. Has worked in large, small and "start up" business models.

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

                             Annual Compensation (1)
Name &                                                            OtherAnnual
Principal Position           Year     Salary ($)    Bonus ($)    Compensation

Raquel Zepeda, President     2003        --            --            --
                             2002        --            --            --
                             2001        --            --            --

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock as of December 31, 2003:

                                                                   Percent of
                          Name and Address of                   Issued & Outstng
Title of Class             Beneficial Owner      Amt of Shares     of Class
--------------            -------------------    -------------  ----------------
Common Stock              Raquel Zepeda             3,999,200         13%
                          269 S. Beverly Dr.
                          Beverly Hills, CA

                          Raquel of
                          Beverly Hills, Inc.      10,000,000         32%

                          Machinations              3,000,000         10%

Preferred Stock           Raquel Zepeda             1,000,000         80%

                          Edward A. Rose, Jr.         250,000         20%

As of December 31, 2003, there were 31,100,697 shares of common stock outstanding, with each share entitled to one vote and 1,250,000 with each share entitled to twenty votes. Therefore, Xynergy has securities outstanding with an aggregate of 56,100,697 votes. The audited Consolidated Balance Sheets of Xynergy Corporation for the year ended December 31, 2003 reflects 18,100,697 shares outstanding since the shares issued to Raquel of Beverly Hills, Inc. and Machinations have been eliminated. The Consolidated Statements of Stockholders' Equity, however, reflects 31,100,697 shares outstanding.

Security Ownership of Management. The following table sets forth as to each class of equity securities of Xynergy beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:

                                                                     Amount an
                   Name and Address of             Nature of         Percent of
Title of Class     Beneficial Owner             Beneficial Owner       Class
--------------     -------------------          ----------------     ----------
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS AND INDEX OF EXHIBITS.

         Exh. No.       Description
         --------       -----------

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

            3.8 Certificate amending articles of incorporation changing the corporate name from Colecciones de Raquel, Inc. to Raquel, Inc. *

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

           10.4 Trademark No. 1,709,662 for "Sabor A Mi", incorporated by reference from Form SB-2 Registration Statement No. 33-76464-LA as filed on March 31, 1994, Exhibit 10(d).

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

           10.15 Certificate of Copyright Registration VA 334-469 for "Colecciones De Raquel Color Collection Brochure". *

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

           10.19        Contract with Con Estilo Latino.*

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

           10.29 Letter to Oppenheim & Ostrick incorporated herein by reference from Form S-8 filed on May 3, 2002.

           10.30 Dissolution agreement between Xynergy and CSPIE dated August, 2002.*

           10.31 Cancellation Agreement of acquisition of Web Marketing Network, Inc. dated August 26, 2002,*

           10.32 Acquisition agreement between Voyaware, LLC and Xynergy Corp. dated September, 2002.*

           10.33 Letter from Todd Beutel to SEC re change in accountants to Henry Schiffer, CPA.*

           10.31        Certification.

           10.32        Certification.

         -------------
         * Previously filed

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

         Form 8K and subsequent 8-KA were filed in March 2004 reporting Xynergy's change in auditor from Henry Schiffer, CPA to Weinberg & Co.

         Form 8K and was filed in June 2004 reporting Xynergy's change in auditor from Weinberg & Company to Shelly International CPA


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2004                     XYNERGY CORPORATION
                                            [formerly known as RAQUEL, INC.]

                                            By: /s/Raquel Zepeda
                                                -------------------------------
                                                Raquel Zepeda, President, Chief
                                                Executive Officer & Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
---------

/s/ Raquel Zepeda                                       October 29,  2004
----------------------------------
RAQUEL ZEPEDA, President,
Chief Executive Officer & Chairman

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