Form 10QSB
period 2004-03-31
XYNERGY CORP
filed 2004-12-21
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

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

                                                                 Yes |X|  No |_|

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 31, 2004 was 35,200,697.

PART 1 - FINANCIAL INFORMATION

ITEM 1.Financial Statements

                                                                            PAGE

      (a)   Balance Sheet (Unaudited) - March 31, 2004                       1

      (b)   Statements of Operations (Unaudited) - Three months ended
            March 31, 2004 and 2003 and Period from Inception
            (August 6, 1993) to March 31, 2004                               2

      (c)   Statement of Stockholder's Equity (Unaudited) - Period
            from Inception (August 6, 1993) to March 31, 2004                3

      (d)   Statements of Cash Flows (Unaudited) - Three months ended
            March 31, 2004 and 2003 and Period from Inception
            (August 6, 1993) to March 31, 2004                               4

      (e)   Notes to Financial Statements                                    5

ITEM  2. Management's Discussion and Analysis or Plan of Operation           7

PART II - OTHER INFORMATION                                                  9

                              XYNERGY CORPORATION
                           Consolidated Balance Sheet
                                   Unaudited

                       ASSETS

                                                                      March 31,
                                                                        2004
                                                                    -----------

CURRENT ASSETS
      Cash                                                          $       605
                                                                    -----------
      Total Current Assets                                                  605
                                                                    -----------

Deposit                                                                  30,000
                                                                    -----------

TOTAL ASSETS                                                        $    30,605
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

      Accounts Payable                                              $    30,427
      Notes Payable                                                      79,363
                                                                    -----------

TOTAL LIABILITIES                                                       109,790
                                                                    -----------

STOCKHOLDERS' EQUITY/(DEFICIT)


      Preferred Stock authorized

      50,000,000 shares,$0.001 par value
      Issued and Outstanding March 31, 2004

       1,250,000 shares                                                   1,250

      Common Stock, authorized
      250,000,000 shares, $0.001 par value;
      35,200,697 Issued and outstanding                                  35,201

      Additional Paid in Capital                                      1,940,009

      Treasury stock                                                    (13,000)

      Deficit Accumulated During

      Development Stage                                              (2,042,645)
                                                                    -----------

      Total Stockholders' Equity/(Deficit)                              (79,185)
                                                                    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                $    30,605
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                              XYNERGY CORPORATION
                      Consolidated Statements of Operation
                                   Unaudited


                                   Three Months    Three Months   From Inception
                                      Ended           Ended       August 6, 1993
                                     March 31,       March 31,    to March 31,
                                       2004            2003           2004
                                   ------------    ------------   --------------

INCOME

      Sales                        $          0    $         49    $     48,074
      Other Income                                                      119,148
                                   ------------    ------------    ------------

      Gross Income                           --              49         167,222

COST OF GOODS SOLD                                                      (24,627)
                                   ------------    ------------    ------------

      Gross Profit / (Loss)                  --              49         142,595
                                   ------------    ------------    ------------

EXPENSES

      General and Administrative        108,923           5,536       2,078,241
      Interest Expense                       --              --         100,599
                                   ------------    ------------    ------------

      Total Expense                     108,923           5,536       2,178,840
                                   ------------    ------------    ------------

(LOSS) BEFORE INCOME TAXES             (108,923)         (5,487)     (2,036,245)

      Provision for Income Taxes             --              --          (6,400)
                                   ------------    ------------    ------------

NET (LOSS)                         $   (108,923)   $     (5,487)   $ (2,042,645)
                                   ============    ============    ============

BASIC AND DILUTED
Net (Loss) per Common Share        $      (0.01)              a
                                   ------------    ------------

Weighted Average Number of

      Common Shares Outstanding      19,211,246      18,101,851
                                   ============    ============


a = Net (Loss) less than ($0.01) per share

    The accompanying notes are an integral part of these financial statements

                              XYNERGY CORPORATION
                        Statement of Stockholders' Equity
               from August 6, 1993 (Inception) thru March 31, 2004
                                    Unaudited

                                                                                                             Accumulated
                           Preferred Stock    Common Stock                                        Stock   (Deficit) During
                          ----------------- --------------------    Paid in     Subscriptions   Owned by     Development     Total
                            Shares   Amount   Shares     Amount     Capital       Receivable   Subsidiaries      Stage      Equity
                          --------- ------- ----------  --------  ------------    ----------   ------------  ------------  ---------
Net (Loss) from Inception
   to December 31, 1993             $    --             $     --  $         --    $       --    $      --   $   (36,640) $  (36,640)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1993                                                                                       (36,640)    (36,640)
Common shares issued to
   Founder                                     200,000       200        36,554                                               36,754
Common shares issued for
   cash with an "A"
   Warrant attached                             10,000        10        91,080                                               91,090
Preferred shares issued
   in exchange for common
   shares                   100,000     100   (200,000)     (200)          100                                                   --
Common shares issued in
   exercise of  "A"
   warrants (see Note 3
   Stockholders' Equity)                        10,000        10       249,990      (250,000)                                    --
Net (Loss) for the year                                                                                         (58,052)    (58,052)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1994   100,000     100     20,000        20       377,724      (250,000)                   (94,692)     33,152
Common shares issued in
   exercise of "B"
   warrants (see Note 3
   Stockholders' Equity)                        20,000        20       999,980    (1,000,000)                                    --
Cash Proceeds from MMI                                                               849,875                                849,875
Net (Loss) for the year                                                                                        (126,518)   (126,518)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1995   100,000     100     40,000        40     1,377,704      (400,125)                  (221,210)    756,509
Common shares issued in
   exchange for preferred
   shares                  (100,000)   (100)   200,000       200          (100)                                                  --
Cash Proceeds from MMI                                                               400,125                                400,125
Net (Loss) for the year                                                                                        (308,137)   (308,137)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1996        --      --    240,000       240     1,377,604            --                   (529,347)    848,497
Net (Loss) for the year                                                                                        (290,579)   (290,579)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1997        --      --    240,000       240     1,377,604                                 (819,926)    557,918
Common shares issued for
   consulting services                          33,000        33           297                                                  330
Net (Loss) for the year                                                                                        (217,582)   (217,582)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1998                           --        --       273,000           273    1,377,901    (1,037,508)    340,666
Common shares cancelled
   for services not
   rendered                                    (26,000)      (26)           26                                                   --
Net (Loss) for the year                                                                                        (169,677)   (169,677)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 1999        --      --    247,000       247     1,377,927                               (1,207,185)    170,989
Net (Loss) for the year                                                                                         (97,675)    (97,675)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 2000        --      --    247,000       247     1,377,927                               (1,304,860)     73,314
Common shares issued by
   exercise of options
   for cash                                     54,000        54        70,472                                               70,526
Net (Loss) for the year                                                                                        (113,167)   (113,167)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------

                              XYNERGY CORPORATION
                        Statement of Stockholders' Equity
               from August 6, 1993 (Inception) thru March 31, 2004
                                    Unaudited

                                                                                                             Accumulated
                           Preferred Stock    Common Stock                                        Stock   (Deficit) During
                          ----------------- --------------------    Paid in     Subscriptions   Owned by     Development     Total
                            Shares   Amount   Shares     Amount     Capital       Receivable   Subsidiaries      Stage      Equity
                          --------- ------- ----------  --------  ------------    ----------   ------------  ------------  ---------
BALANCE DECEMBER 31, 2001                      301,000       301     1,448,399                               (1,418,027)     30,673
Common shares issued by
   exercise of options
   thru subscriptions
   receivable                                   15,000        15        37,485       (37,500)                                    --
Common shares issued
   for company
   acquisitions                             10,500,000    10,500                                                             10,500
Common shares issued by
   exercise of options
   thru subscriptions
   receivable                               2,000,000     2,000       198,000      (200,000)                                    --
Common shares issued by
   exercise of options
   thru subscriptions
   receivable                               1,000,000     1,000        24,000       (25,000)                                    --
Common shares issued by
   exercise of options
   thru subscriptions
   receivable                                  750,000       750        36,750       (37,500)                                    --
Common shares issued for
   services                                 13,035,851    13,036        98,935                                              111,971
Common shares issued to
   and held  by
   subsidiaries                             13,000,000    13,000                                  (13,000)                       --
Common shares cancelled
   for termination of
   acquisitions                             (9,500,000)   (9,500)                                                            (9,500)
Cash received on
   Subscriptions                                                                      20,250                                 20,250
Net (Loss) for the year                                                                                        (199,179)   (199,179)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE, DECEMBER 31, 2002       --      -- 31,101,851    31,102     1,843,569      (279,750)     (13,000)   (1,617,206)    (35,285)
Preferred shares Issued
   for services           1,250,000   1,250                             23,750                                               25,000
Common shares issued for
   services                                  3,398,846     3,399       167,290                                              170,689
Common shares cancelled
   for services not
   rendered                                   (900,000)     (900)                                                              (900)
Common shares cancelled
   for termination of
   subscriptions                            (2,500,000)   (2,500)     (222,500)      225,000                                     --
Write-Off uncollectable
   subscriptions
   receivable                                                                         54,750                                 54,750
Net (Loss) for the year                                                                                        (316,516)   (316,516)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
BALANCE DECEMBER 31, 2003 1,250,000 $ 1,250 31,100,697  $ 31,101  $  1,812,109    $       --    $ (13,000)  $(1,933,722) $ (102,262)
                          ========= ======= ==========  ========  ============    ==========    =========   ===========  ==========
COMMON SHARES ISSUED
   FOR SERVICES                  -- $    --  2,600,000  $  2,600  $     99,400                                           $  102,000
COMMON SHARES ISSUED FOR
   DEPOSIT COLLATERAL                        1,500,000  $  1,500  $     28,500                                           $   30,000
Net Loss for the Quarter                                                                                       (108,923)   (108,923)
                          --------- ------- ----------  --------  ------------    ----------    ---------   -----------  ----------
Balance March 31, 2004    1,250,000 $ 1,250 35,200,697  $ 35,201  $  1,940,009    $       --      (13,000)   (2,042,645)    (79,185)
                          ========= ======= ==========  ========  ============    ==========    =========   ===========  ==========

On January 22, 2002 the Company had a 100:1 reverse stock split and wrote-up par value from $0.0001 to $0.001. This reverse split and par value write-up has been retroactively applied to the schedule including the price paid per share.

During 2002, 13,000,000 common shares were issued to wholly-owned subsidiaries and have been consolidated in the balance sheet.

   The accompanying notes are an integral part of these financial statements

                               XYNERGY CORPORTION
                     Consolidated Statements of Cash Flows

                                                                              From (Inception)
                                          For the 3 Months  For the 3 Months  August 6, 1993
                                           Ended March 31,   Ended March 31,    to March 31,
                                              2004              2003                2004
                                            ---------        ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                $(108,923)       $   (5,487)        $(2,042,645)
  Adjustments to reconcile net loss to net
  cash provided by operating activities

    Preferred Stock issued for services            --                --              25,000
    Common Stock issued for Acqusitions            --                --               1,000
    Common Stock for Services                 102,000                --             420,844
    Common stock issued for collateral         30,000                                30,000
    Write-Off Subscriptions Receivable             --                --              54,750
    Depreciation Expense                                                             34,019
  Changes in assets and liabilities
    Decrease in Inventory                          --              (500)                 --
    Decrease/(Increase) in  Deposits          (30,000)                              (30,000)
  (Decrease)/ Increase in Accounts
    Payable                                      (450)            5,903              30,427
                                            ---------        ----------         -----------

Cash Flows (Used) by Operating Activities      (7,373)              (84)         (1,476,605)
                                            =========        ==========         ===========

Cash Flows Used by Investing Activities

  Purchase of Equipment                            --                --             (34,019)
                                            =========        ==========         ===========

Net Cash (Used) by Investing Activities            --                --             (34,019)
                                            ---------        ----------         -----------

Cash Flows From Financing Activities

  Proceeds Received from Stock Subscribed
    Receivable                                     --                --              20,250
  Proceeds from loans                           7,424                --              79,363
  Proceeds from sale of Common Stock               --                             1,411,616
                                            ---------        ----------         -----------

Cash Provided by Financing Activities           7,424                --           1,511,229
                                            =========        ==========         ===========

Net Increase/(Decrease) in Cash                    51               (84)                605

Cash, Beginning of Period                         554               147                  --
                                            ---------        ----------         -----------

Cash, End of Period                         $     605        $       63         $       605
                                            =========        ==========         ===========

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

      During 2002 after the reverse stock split the Company issued a net of 1,000,000 shares for an acquisition valued at $1,000. It also issued 13,000,000 common shares to subsidiaries valued at $13,000, additionally 3,750,000 shares were issued for subscriptions receivable of $262,500 and 13,035,851 common shares were issued for services valued at $111,971.

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

      During 2004 2,600,000 common shares were issued for services valued at $102,000; Additionally, 1,500,000 common shares were issued as collateral for a stock loan that was closed in April of 2004;

Supplemental Information:
        Period Interest                     $      --        $       --         $    98,448
        Income Taxes Paid                                                             6,400

    The accompanying notes are an integral part of these financial statements

NOTE 1. ADJUSTMENTS

The financial statements as of March 31, 2004 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report for the year ended December 31, 2003 filed on Form 10-KSB.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $2,042,645 loss during its development phase, has a deficit in stockholders' equity and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in acquiring additional capital.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

Management is currently evaluating several proposals that would bring capital into the company through a convertible debt offering.

NOTE 3. SUBSEQUENT EVENTS

On March 22, 2004, the Company entered into a three year loan agreement for $27,500.00 dollars at prime plus 2% with a one year renewal option. The loan calls for a pledge 1,500,000 shares of common stock as security and was closed in April 2004..

On August 8, 2004 the Company signed an agreement with Indigo Technologies, Inc. ("Indigo") to acquire the issued and outstanding shares of Indigo for 36,000,000 million shares of the Company's stock.

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

Plan of Operation

In 2004, Xynergy has positioned itself to raise capital for its subsidiaries to execute and implement sales and distribution plans. On March 26, 2004 Xynergy was listed on the Berlin Stock Exchange under the symbol UYW, GERMAN CUSIP NUMBER US9841531067. This new listing on the Berlin Stock Exchange is expected to improve Xynergy's exposure for European investors and to improve the trading liquidity of Xynergy shares for all of its shareholders. No new shares were issued as part of this listing and the improved visibility for Xynergy and improved liquidity for Xynergy shareholders could produce an improvement in shareholder value as the Company continues its growth in 2004.

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

The greeting card industry generates more than $7.5 billion in retail sales from consumer purchases of more than 7 billion cards. Greeting card retail growth recently has been driven primarily by sales of cards for everyday-general and friendship situations versus seasons (holidays) and by individual cards rather than from packaged or boxed cards. Women purchase approximately 80% of all greeting cards. These facts are attributed to the projected need for more emotion-based me-to-you messages in the form of greeting cards. As such, we now have cards for every relationship, every occasion, every ethnicity, every age group, every gender and every special interest group. Additionally, greeting cards are being sold in more outlets than ever before, as well as being purchased and sent over the Internet.

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

The above statements, in Plan of Operation and Distribution are based on the Company's ability to obtain appropriate financing to execute its marketing plans. This information, therefore, contains forward-looking statements. As such, the Company is including the following: Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The statements contained herein which are not historical fact are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

Material Changes and Analysis of Financial Condition

The Company's cash position has decreased during the three month period ended March 31, 2004 due to the continued low level of revenue relative to its cost of operations, and lack of offsetting inflows from financing activities. However, in late March the Company was approved for a minimal loan secured against Company stock. Proceeds were to be received in early April 2004.

All expenses for Xynergy have decreased substantially. Xynergy has been operating in a "hibernative" state. No monies have been spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses. Due to the minimal operating activities, Xynergy has not been able to implement any sales or marketing strategies, resulting in no revenues for the period ended March 31, 2004. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

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

Item 2. Changes in Securities

From the period of 1998 through December, 2002 the Company had issued common stock in exchange for consulting services, via S-8 filings. Some of these shares were canceled due to litigation for non-performance on the part of some of these consultants (see "Legal Proceedings"). In January of 2002, the company changed its amount of authorized stock, common to 250,000,000 and preferred to 50,000,000. In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. In October, 2003 the Company filed a Certificate of Designation of Class A Convertible Preferred Stock. Maximum number of shares in Series A stock is 10,000,000 shares with a twenty to one conversion rate and twenty cumulative votes per share.As of March 31, 2004, the Company had 32,600,698 shares outstanding. (See Statement of Shareholder's Equity.)

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

      Form 8K and subsequent 8-KA were filed in May 2003, reporting Xynergy's change in auditor from Todd Beutel to Henry Schiffer, C.P,A.

      Form 8K and subsequent 8-KA were filed in March 2004, reporting Xynergy's change in auditors from Henry Schiffer, C.P,A to Weinberg & Co., along with a report on the dissolution of the acquisition of Intervest Group.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XYNERGY CORPORATION
                                       (FORMERLY KNOWN AS RAQUEL, INC.)
                                       (Registrant)

Dated: December 19, 2004               By: /s/ Raquel Zepeda
                                                Raquel Zepeda, Chief
                                                Executive Officer & Chairman

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