Form 10QSB
period 2004-06-30
XYNERGY CORP
filed 2005-01-11
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2004

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

                                    Yes |X|  No |_|

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of June 30, 2004 was 34,760,697.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                                               PAGE
                                                                                                            ----
         (a)      Balance Sheet (Unaudited) -June 30, 2004                                                   1

         (b)      Statements of Operations (Unaudited) - (Second Quarter)
                  Three months Ended June 30, 2003                                                           2

                  Statements of Operations (Unaudited) - Six Months Ended
                  June 30, 2004, June 30, 2003 and Period from Inception
                  (August 6, 1993)                                                                           3

         (c)      Statement of Stockholder's Equity (Unaudited) - Period from
                  Inception (August 6, 1993) to June 30, 2004                                                3

         (d)      Statements of Cash Flows (Unaudited) - Six months ended June
                  30, 2004, June 30, 2003 and Period from Inception
                  (August 6, 1993) to June 30, 2004                                                          4

         (e)      Notes to Financial Statements                                                              5

ITEM 2.  Management's Discussion and Analysis or
                  Plan of Operation                                                                          7

PART II - OTHER INFORMATION                                                                                  9

                              XYNERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED

                                     ASSETS

                                                                      June 30,
                                                                         2004
                                                                   ----------------
CURRENT ASSETS
     Cash                                                          $            827
                                                                   ----------------
     Total Current Assets                                                       827
                                                                   ----------------

     Office Equipment, net                                                    1,217

Deposit                                                                      30,000
                                                                   ----------------

TOTAL ASSETS                                                       $         32,044
                                                                   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
     Accounts Payable                                              $         22,275
     Income Taxes Payable                                          $            800
     Notes Payable                                                          101,257
                                                                   ----------------

TOTAL CURRENT LIABILITIES                                                   124,332
                                                                   ----------------

STOCKHOLDERS' EQUITY/(DEFICIT)

     Preferred Stock authorized
     50,000,000 shares, $0.001 par value
     Issued and Outstanding 1,250,000 shares                                  1,250

     Common Stock, authorized
     250,000,000 shares, $0.001 par value;
     34,760,697 issued and outstanding                                       34,761

     Additional Paid in Capital                                           1,939,949

     Treasury stock                                                         (13,000)

     Deficit Accumulated During
     Development Stage                                                   (2,055,248)
                                                                   ----------------

     Total Stockholders' Equity/(Deficit)                                   (92,288)
                                                                   ----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                               $         32,044
                                                                   ================

    The accompanying notes are an integral part of these financial statements

                              XYNERGY CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATION
                                   UNAUDITED

                                                                    Three Months   Three Months
                                                                      Ended            Ended
                                                                      June 30,        June 30,
                                                                       2004             2003
                                                                     ------------    ------------
Sales                                                                $          0    $          0
Other Income                                                                  500
                                                                     ------------    ------------

Gross Income                                                                  500    $          0

                                                                     ------------    ------------

Gross Profit / (Loss)                                                         500              --
                                                                     ------------    ------------

General and Administrative                                                 11,892          11,712
Interest Expense                                                              411              --
                                                                     ------------    ------------

Total Expense                                                              12,303          11,712
                                                                     ------------    ------------

Net Loss Before Income Taxes                                         $    (11,803)   $    (11,712)

Provision for Income Taxes                                                   (800)             --
                                                                     ------------    ------------

                                                                     $    (12,603)   $    (11,712)
                                                                     ============    ============

                                                                               a               a
                                                                     ------------    ------------

Common Shares Outstanding                                              21,760,697      32,930,543
                                                                     ============    ============

    The accompanying notes are an integral part of these financial statements

                              XYNERGY CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATION
                                   UNAUDITED

                                     Six Months       Six Months    From Inception
                                        Ended            Ended      August 6, 1993
                                      June 30,         June 30,      to June 30,
                                        2004             2003            2004
                                     ------------    ------------    ------------
INCOME
      Sales                          $          0    $         49    $     48,074
      Other Income                            500                         119,648
                                     ------------    ------------    ------------

      Gross Income                            500              49         167,722

COST OF GOODS SOLD                                                        (24,627)
                                     ------------    ------------    ------------

      Gross Profit / (Loss)                   500              49         143,095
                                     ------------    ------------    ------------

EXPENSES
      General and Administrative          120,815          17,248       2,090,133
      Interest Expense                        411              --         101,010
                                     ------------    ------------    ------------

      Total Expense                       121,226          17,248       2,191,143
                                     ------------    ------------    ------------

      Net Loss before Income Taxes       (120,726)        (17,199)     (2,048,048)

      Provision for Income Taxes             (800)             --          (7,200)
                                     ------------    ------------    ------------

NET (LOSS)                           $   (121,526)   $    (17,199)   $ (2,055,248)
                                     ============    ============    ============

BASIC AND DILUTED
Net (Loss) per Common Share          $      (0.01)              a
                                     ------------    ------------

Weighted Average Number of
      Common Shares Outstanding        20,727,730      19,930,697
                                     ============    ============

a = Net (Loss) less than ($0.01) per share

    The accompanying notes are an integral part of these financial statements

                               XYNERGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM AUGUST 6, 1993 (INCEPTION) TO
                                  JUNE 30, 2004
                                    UNAUDITED

                                               Preferred Stock             Common Stock
                                           ------------------------ ----------------------------     Paid in
                                              Shares       Amount       Shares        Amount         Capital
                                           ------------- ------------------------- ------------- ----------------
Net (Loss) from Inception to
   December 31, 1993                                      $     --                  $        --   $           --
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1993

Common shares issued to Founder                                           200,000           200           36,554
Common shares issued for cash with
   an "A" Warrant attached                                                 10,000            10           91,080
Preferred shares issued in exchange
   for common shares                            100,000        100       (200,000)         (200)             100
Common shares issued in exercise
   of  "A" warrants (see Note 3
   Stockholders' Equity)                                                   10,000            10          249,990

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1994                       100,000        100         20,000            20          377,724

Common shares issued in exercise
   of "B" warrants (see Note 3
   Stockholders' Equity)                                                   20,000            20          999,980
Cash Proceeds from MMI

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1995                       100,000        100         40,000            40        1,377,704

Common shares issued in exchange
   for preferred shares                        (100,000)      (100)       200,000           200             (100)
Cash Proceeds from MMI


Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1996                            --         --        240,000           240        1,377,604

                                                               Stock         Accumulated
                                            Subscriptions    Owned by      (Deficit) During      Total
                                             Receivable     Subsidiaries  Development Stage      Equity
                                            -------------- ------------- ------------------ --------------
Net (Loss) from Inception to
   December 31, 1993                         $         --   $        --   $        (36,640)  $    (36,640)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 1993                                                          (36,640)       (36,640)

Common shares issued to Founder                                                                    36,754
Common shares issued for cash with
   an "A" Warrant attached                                                                         91,090
Preferred shares issued in exchange
   for common shares                                                                                   --
Common shares issued in exercise
   of  "A" warrants (see Note 3
   Stockholders' Equity)                         (250,000)                                             --

Net (Loss) for the year                                                            (58,052)       (58,052)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 1994                        (250,000)                         (94,692)        33,152

Common shares issued in exercise
   of "B" warrants (see Note 3
   Stockholders' Equity)                       (1,000,000)                                             --
Cash Proceeds from MMI                            849,875                                         849,875

Net (Loss) for the year                                                           (126,518)      (126,518)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 1995                        (400,125)                        (221,210)       756,509

Common shares issued in exchange
   for preferred shares                                                                                --
Cash Proceeds from MMI                            400,125                                         400,125


Net (Loss) for the year                                                           (308,137)      (308,137)
                                            -------------- ------------- ------------------ --------------
                                                                                                       --
Balance December 31, 1996                              --                         (529,347)       848,497

The accompanying notes are an integral part of these financial statements

                               XYNERGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM AUGUST 6, 1993 (INCEPTION) THRU
                                  JUNE 30, 2004
                                    UNAUDITED

                                               Preferred Stock             Common Stock
                                           ------------------------ ----------------------------     Paid in
                                              Shares       Amount       Shares        Amount         Capital
                                           ------------- ------------------------- ------------- ----------------
Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1997                            --         --        240,000           240        1,377,604

Common shares issued for
   consulting services                                                     33,000            33              297

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1998                            --         --        273,000           273        1,377,901

Common shares cancelled for
   services not rendered                                                  (26,000)          (26)              26

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 1999                            --         --        247,000           247        1,377,927

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 2000                            --         --        247,000           247        1,377,927

Common shares issued by exercise
     of options for cash                                                   54,000            54           70,472

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 2001                                                 301,000           301        1,448,399

Common shares issued by exercise
     of options thru subscriptions
      receivable                                                           15,000            15           37,485
Common shares issued for company
     acquisitions                                                      10,500,000        10,500

                                                               Stock         Accumulated
                                            Subscriptions    Owned by      (Deficit) During      Total
                                             Receivable     Subsidiaries  Development Stage      Equity
                                            -------------- ------------- ------------------ --------------
Net (Loss) for the year                                                           (290,579)      (290,579)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 1997                                                         (819,926)       557,918

Common shares issued for
   consulting services                                                                                330

Net (Loss) for the year                                                           (217,582)      (217,582)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 1998                                                       (1,037,508)       340,666

Common shares cancelled for
   services not rendered                                                                               --

Net (Loss) for the year                                                           (169,677)      (169,677)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 1999                                                       (1,207,185)       170,989

Net (Loss) for the year                                                            (97,675)       (97,675)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 2000                                                       (1,304,860)        73,314

Common shares issued by exercise
     of options for cash                                                                           70,526

Net (Loss) for the year                                                           (113,167)      (113,167)
                                            -------------- ------------- ------------------ --------------
                                                                                                       --
Balance December 31, 2001                                                       (1,418,027)        30,673

Common shares issued by exercise
     of options thru subscriptions
      receivable                                  (37,500)                                             --
Common shares issued for company
     acquisitions                                                                                  10,500

The accompanying notes are an integral part of these financial statements

                               XYNERGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM AUGUST 6, 1993 (INCEPTION) THRU
                                  JUNE 30, 2004
                                    UNAUDITED

                                               Preferred Stock             Common Stock
                                           ------------------------ ----------------------------     Paid in
                                              Shares       Amount       Shares        Amount         Capital
                                           ------------- ------------------------- ------------- ----------------
Common shares issued by exercise
     of options thru subscriptions
      receivable                                                        2,000,000         2,000          198,000
Common shares issued by exercise
     of options thru subscriptions
      receivable                                                        1,000,000         1,000           24,000
Common shares issued by exercise
     of options thru subscriptions
      receivable                                                          750,000           750           36,750
Common shares issued for services                                      13,035,851        13,036           98,935
Common shares issued to and
   held  by subsidiaries                                               13,000,000        13,000
Common shares cancelled for
    termination of acquisitions                                        (9,500,000)       (9,500)
Cash received on Subscriptions

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance, December 31, 2002                           --         --     31,101,851        31,102        1,843,569

Preferred shares Issued for services          1,250,000      1,250                                        23,750
Common shares issued for services                                       3,398,846         3,399          167,290
Common shares cancelled for
     services not rendered                                               (900,000)         (900)
Common shares cancelled for
     termination of subscriptions                                      (2,500,000)       (2,500)        (222,500)
Write-Off uncollectable subscriptions
      receivable

Net (Loss) for the year
                                           ------------- ---------- -------------- ------------- ----------------

Balance December 31, 2003                     1,250,000   $  1,250     31,100,697   $    31,101   $    1,812,109
                                           ============= ========== ============== ============= ================

Common shares issued for services                    --   $     --      2,600,000   $     2,600   $       99,400

                                                               Stock         Accumulated
                                            Subscriptions    Owned by      (Deficit) During      Total
                                             Receivable     Subsidiaries  Development Stage      Equity
                                            -------------- ------------- ------------------ --------------
Common shares issued by exercise
     of options thru subscriptions
      receivable                                 (200,000)                                             --
Common shares issued by exercise
     of options thru subscriptions
      receivable                                  (25,000)                                             --
Common shares issued by exercise
     of options thru subscriptions
      receivable                                  (37,500)                                             --
Common shares issued for services                                                                 111,971
Common shares issued to and
   held  by subsidiaries                                        (13,000)                               --
Common shares cancelled for
    termination of acquisitions                                                                    (9,500)
Cash received on Subscriptions                     20,250                                          20,250

Net (Loss) for the year                                                           (199,179)      (199,179)
                                            -------------- ------------- ------------------ --------------

Balance, December 31, 2002                       (279,750)      (13,000)        (1,617,206)       (35,285)

Preferred shares Issued for services                                                               25,000
Common shares issued for services                                                                 170,689
Common shares cancelled for
     services not rendered                                                                           (900)
Common shares cancelled for
     termination of subscriptions                 225,000                                              --
Write-Off uncollectable subscriptions
      receivable                                   54,750                                          54,750

Net (Loss) for the year                                                           (316,516)      (316,516)
                                            -------------- ------------- ------------------ --------------

Balance December 31, 2003                    $         --   $   (13,000)  $     (1,933,722)    $ (102,262)
                                            ============== ============= ================== ==============

Common shares issued for services                                                                $102,000

The accompanying notes are an integral part of these financial statements

                               XYNERGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FROM AUGUST 6, 1993 (INCEPTION) THRU
                                  JUNE 30, 2004
                                    UNAUDITED

                                               Preferred Stock             Common Stock
                                           ------------------------ ----------------------------     Paid in
                                              Shares       Amount       Shares        Amount         Capital
                                           ------------- ------------------------- ------------- ----------------
Common Shares issued for
   deposit collateral                                                   1,500,000   $     1,500   $       28,500

Net Loss for the Quarter


Balance March 31, 2004                        1,250,000   $  1,250     35,200,697   $    35,201   $    1,940,009
=========================================  ============= ========== ============== ============= ================

Cancellation of Stock for Unacceptable
Performance                                                              (500,000)         (500)               -

Adjust Common Shares for Reverse Split                                     60,000            60              (60)

Net Loss for the Quarter

                                           ------------- ---------- -------------- ------------- ----------------
Balance June 30, 2004                         1,250,000      1,250     34,760,697        34,761        1,939,949
                                           ============= ========== ============== ============= ================

                                                               Stock         Accumulated
                                            Subscriptions    Owned by      (Deficit) During      Total
                                             Receivable     Subsidiaries  Development Stage      Equity
                                            -------------- ------------- ------------------ --------------
Common Shares issued for
   deposit collateral                                                                            $ 30,000

Net Loss for the Quarter                                                          (108,923)      (108,923)

                                                                                            --------------
Balance March 31, 2004                       $         --       (13,000)        (2,042,645)       (79,185)
=========================================   ============== ============= ================== ==============

Cancellation of Stock for Unacceptable
Performance                                                                                          (500)

Adjust Common Shares for Reverse Split                                                                 --

Net Loss for the Quarter                                                           (12,603)       (12,603)

                                            -------------- ------------- ------------------ --------------
Balance June 30, 2004                        $         --       (13,000)        (2,055,248)       (92,288)
                                            ============== ============= ================== ==============

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

The accompanying notes are an integral part of these financial statements

                              XYNERGY CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   UNAUDITED

                                                                               From (Inception)
                                              For The 6 Months For The 6 Months August 6, 1993
                                                Ended June 30,  Ended June 30,   to June 30
                                                   2004            2003            2004
                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (Loss)                                 $  (121,526)   $   (17,199)   $(2,055,248)
      Adjustments to reconcile net loss to net
      cash provided by operating activities

           Preferred Stock issued for services            --             --         25,000
           Common Stock issued for Acqusitions            --             --          1,000
           Common Stock for Services                 101,500             --        420,344
           Common stock issued for collateral         30,000                        30,000
           Write-Off Subscriptions Receivable             --             --         54,750
           Depreciation Expense                                      34,019
      Changes in assets and liabilities
      Decrease in Other Assets                            --           (500)            --
           Decrease/(Increase) in  Deposits          (30,000)                      (30,000)
      (Decrease)/ Increase in Accounts
               Payable/ Loans Payable                 (7,390)        18,242         23,487
                                                 -----------    -----------    -----------

Cash Flows (Used) by Operating Activities            (27,416)           543     (1,496,648)
                                                 ===========    ===========    ===========

Cash Flows Used by Investing Activities

           Purchase of Equipment                      (1,217)            --        (35,236)
                                                 ===========    ===========    ===========

Net Cash (Used) by Investing Activities               (1,217)            --        (35,236)
                                                 -----------    -----------    -----------

Cash Flows From Financing Activities

      Proceeds Received from Stock Subscribed
          Receivable                                      --             --         20,250
      Proceeds from loans                             28,906             --        100,845
      Proceeds from sale of Common Stock                  --                     1,411,616
                                                 -----------    -----------    -----------

Cash Provided by Financing Activities                 28,906             --      1,532,711
                                                 ===========    ===========    ===========

Net Increase/(Decrease) in Cash                          273            543            827

Cash, Beginning of Period                                554             64             --
                                                 -----------    -----------    -----------

Cash, End of Period                              $       827    $       607    $       827
                                                 ===========    ===========    ===========

Significant Non-Cash Transactions

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

In April of 2004 500,000 shares of common stock previously issued for services were cancelled due to Unacceptable performance. This was valued at $500;

Supplemental Information:
     Period Interest                       $ -0-           $ --
     Income Taxes Paid                       -0-

     The accompanying notes are an integral part of these financial statements

NOTE 1. ADJUSTMENTS

The financial statements as of June 30, 2004 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report for the year ended December 31, 2003 filed on Form 10-KSB.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $2,055,248 loss during its development phase, has a deficit in stockholders' equity and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in acquiring additional capital.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

Management is currently evaluating several proposals that would bring capital into the company through a convertible debt offering.

NOTE 3. NOTE PAYABLE

On March 22, 2004, the Company entered into a three year loan agreement for $27,500.00 dollars at prime plus 2% with a one year renewal option. The loan calls for a pledge 1,500,000 shares of common stock as security and was closed in April 2004. Payments are due quarterly under the terms of the agreement.

NOTE 4. SUBSEQUENT EVENTS

On August 8, 2004 the Company signed an agreement with Indigo Technologies, Inc. ("Indigo") to acquire the issued and outstanding shares of Indigo for 36,000,000 shares of the Company's stock.

On December 20, 2004 the Company terminated the acquisition of Indigo Technologies, Inc. and cancelled the 36,000,000 shares of the Company's stock that was previously issued.

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

RAQUEL OF BEVERLY HILLS now plans to increase sales through expansion directly and aggressively through infomercials and network/multi-level marketing. In May, 2004 the Company announced that it was going to market the Raquel of Beverly Hills line via infomercials. In June, 2004 Xynergy Corp signed an agreement with Incredible Discoveries for production of an infomercial for selling Raquel of Beverly Hills products.

According to the Electronic Retailing Association, infomercials brought in more than $154 billion last year and the market is growing at the rate of 10% per year. The Direct Selling Association reported that in 1999 U.S. Retail Sales were equivalent to $24.54 billion. Personal care represented 24.9% or $6.11 billion dollars.

During the near term, the Company intends to concentrate on marketing its products in areas containing large and growing number of Hispanics such as California, Texas, Florida, and New York.

Think Blots(TM) greeting card line was the Company's first acquisition which was consummated in September 2001. THINK BLOTS(TM) is a totally unique and entertaining concept in greeting cards. In addition, the Company introduced Demented Diagnosis(C), a "mental test" as a promotinal tool. Through Demented Diagnosis(C) tests, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, the Company plans to syndicate Demented Diagnosis so that they may be placed alongside horoscopes and cross-word puzzles.

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

Distribution

RAQUEL OF BEVERLY HILLS changed its marketing structure to direct sales. The Company's management believes that this structure would better serve its consumers. Further, direct sales has been very successful among its target market, Hispanics. Direct cosmetics companies such as Avon, Mary Kay, and Jaffra have a strong presence and continue to expand in many Latin American countries. (See Plan of Operation above for more information.)

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

Material Changes and Analysis of Financial Condition

The Company's cash position has increased during the six month period ended June 30, 2004 due to an interim loan that the Company obtained.

Expenses for Xynergy continue to be low due to minimal operations. No monies were spent toward office rent, or salaries, greatly minimizing selling, general and administrative expenses. Its recent developments in entering into the DRTV market have opened opportunities for future financing for Raquel of Beverly Hills.

At this point Xynergy had not yet been able to implement any sales or marketing strategies, resulting in minimal revenues for the period ended June 30, 2004. Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Currently, there are no material pending legal proceedings against the Company. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 2.  Changes in Securities

In January of 2002, the company changed its amount of authorized stock, common to 250,000,000 and preferred to 50,000,000. In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. In October, 2003 the Company filed a Certificate of Designation of Class A Convertible Preferred Stock. Maximum number of shares in Series A stock is 10,000,000 shares with a twenty to one conversion rate and twenty cumulative votes per share. As of June 30, 2004, the Company had 34,760,697 shares outstanding. (See Statement of Shareholder's Equity.)

Item 3.  Defaults Upon Senior Securities

Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5.  Other Information

On June 3, 2004, Xynergy delivered a letter to Weinberg, dismissing their services. (See 8k filing of June 17, 2004.) The decision to change independent auditors was approved by the Company's Board of Directors. On June 16, 2004 the Company engaged Shelley International, CPA's. Due to the Company's late filings, the symbol was changed to "XYNYE" and tradiing was ultimately moved from the OTC Bulletin Board to the OTC "Pink Sheets."

Many delays were due to the fact that the auditors who performed the 2002 audit had complications with the SEC which compelled Xynergy to conduct a re-audit of the 2002 operations. Further, as described in the previous paragraph, the auditors who were initially engaged to perform the 2003 audit were dismissed in June, 2004. (See 8k filing dated June 17, 2004.) The Company anticipates that it will have all of its quarterly reports filed by January 31, 2005. As of the date of this report, 10ksb reports for 2002 and 2003 have been filed.

In April, 2004, the Company obtained interim debt financing through a stock loan in the amount of $27,432.

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

      On June 17, 2004, a Form 8-K and subsequent 8KA were filed reporting the dismissal of Weinberg & Co. and engagement of Shelley International. Also reported was the signing of an agreement for the production of an infomercial for Raquel of Beverly Hills products with Incredible Discoveries.

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

                                          XYNERGY CORPORATION
                                          (FORMERLY KNOWN AS RAQUEL, INC.)
                                          (Registrant)

Dated: December 28, 2004
                                          By: /s/ Raquel Zepeda
                                              ----------------------------------
                                                  Raquel Zepeda, Chief
                                                  Executive Officer & Chairman

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