Form 10QSB
period 2004-09-30
XYNERGY CORP
filed 2005-02-25
CIK 920749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 0-24798

                               XYNERGY CORPORATION
                               -------------------
                        [Formerly known as RAQUEL, INC.]
        (Exact name of small business issuer as specified in its charter)

           Nevada                                    93-1123005
 ---------------------------             -----------------------------
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

                           FORMERLY KNOWN RAQUEL, Inc.
    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes X     No [_]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of September 30, 2004 was 293,635,697.

PART 1 - FINANCIAL INFORMATION

ITEM 1.Financial Statements                                               PAGE

      (a)   Balance Sheet (Unaudited) -September 30, 2004                   1

      (b) Statements of Operations (Unaudited) - [Third Quarter] Three months ended September 30, 2004 and 2003

            Statements of Operations (Unaudited) - Nine months ended, September 30, 2004, 2003 and Period from Inception
            (August 6, 1993) to September 30, 2004                          2

      (c)   Statement of Stockholder's Equity (Unaudited) - Period from
            Inception (August 6, 1993) to September 30, 2004                4

      (d) Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2003, 2004 and Period from Inception
            (August 6, 1993) to September 30, 2004                          7

      (e)   Notes to Unaudited Financial Statements                         8

ITEM  2.    Management's Discussion and Analysis or
            Plan of Operation                                               9

PART II - OTHER INFORMATION                                                10

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC. )
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                              September 30, 2004

ASSETS

Current Assets

    Cash and equivalents                                            $    59,698
                                                                    -----------
    Total Current Assets                                            $    59,698
                                                                    -----------
Equipment, Furniture & Fixtures, cost                                     1,217
                                                                    -----------
Deposits and other assets                                               132,250
                                                                    -----------

Total Assets                                                        $   193,165
                                                                    ===========
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
   Accounts payable & Taxes payable                                 $    10,812
   Notes payable                                                         37,845
   Notes payable to related parties                                      78,663

   Total current liabilities                                        $   127,320
                                                                    -----------

Stockholder's equity
   Common stock - $.001 par value, 900,000,000 shares
    authorized, 293,635,697 shares issued and outstanding               293,636
   Preferred stock authorized 100,000,000 shares,
   $0.001 par value
   Issued and Outstanding 40,000,000 shares                              40,000
   Additional paid in capital                                         2,284,324
   Stock Subscriptions Receivable                                      (360,000)
   Treasury stock                                                       (13,000)
   Deficit accumulated during the development stage                  (2,179,115)
                                                                    -----------
   Total stockholder's equity                                            65,845
Total liabilities and stockholder's equity                          $   193,165
                                                                    ===========

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF Operations
                                  (Unaudited)

                                                           Third Quarter,
                                                            three months
                                                         Ended September 30,

                                                         2004             2003
                                                         ----             ----
Sales

Cost of Goods Sold                                          --
Gross Profit
Selling, general, and administrative expenses          130,069            8,708
                                                       -------           -------
(Loss) from operations                                (130,069)          (8,708)
Other Income                                             6,202
Net Loss                                             ($123,867)         ($8,708)
                                                     ==========        =========
Net Loss per share                                           a                a
                                                     ==========        =========
Common shares outstanding                          244,635,697       18,161,851
                                                   ============      ===========

a = net loss equals less than ($0.01) per share

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC.)
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF Operations
                                  (Unaudited)

                                                    Year-to-Date,
                                                     Nine months          Inception 8/6/93 to
                                                   Ended Sept. 30,            Sept.30,

                                                      2004           2003            2004
                                                      ----           ----            ----
Sales                                                                   49         48,074

Cost of Goods Sold                                       --                        24,627
                                                   --------       ---------    ----------
Gross Profit                                                            49         23,447
Selling, general, and administrative expenses       252,597         20,420      2,321,212
                                                   --------       ---------    ----------
(Loss) from operations                             (252,597)       (20,371)    (2,297,765)
Other Income                                          7,204                       125,850
Loss before provision for income taxes             (245,393)       (20,371)    (2,171,915)
Taxes                                                                   --         (7,200)
Net Loss                                          ($245,393)      ($20,371)   ($2,179,115)
                                                  ==========      =========   ============
Basic & diluted

Net (Loss) per Common share                           ($.01)             a
                                                  ==========      =========
aa = net loss equals less than ($0.01) per share

Weighted average number of
  Common shares outstanding                     243,602,730     18,161,851
                                                ===========     ==========

                               XYNERGY CORPORATION
          Consolidated Financial StatementsStatement of Stockholders' EquityFrom August 6, 1993 [Inception] To September 30, 2004

                                                      Preferred Stock                     Common Stock
                                              ------------------------------    -------------------------------        Paid In
                                                  Shares           Amount          Shares            Amount            Capital
                                              -------------    -------------    -------------     -------------     -------------
Net (loss) from Inception to

December 31, 1993
Common Shares issued to Founder                                                       200,000     $         200     $      36,554
Common Shares issued for cash
in IPOI w/"A "warrants attached                                                        10,000                10            91,080
Preferred shares issued in exchange
for common shares                                   100,000              100         (200,000)             (200)              100
Common shares issued in
exercise of "A" warrants (see Note 3)                                                  10,000                10           249,990
Net (Loss) for 1994
                                              -------------    -------------    -------------     -------------     -------------

Balance Dec.  31, 1994                              100,000              100           20,000                20           377,724
Common shares issued in exercise
of "B" warrants (see Note 3)                                                           20,000                20           999,980
Cash proceeds from MMI
Net (Loss) for 1995
                                              -------------    -------------    -------------     -------------     -------------

Balance Dec.  31, 1995                              100,000              100           40,000                40         1,377,704
Common shares issued in exchange
for preferred shares                               (100,000)            (100)         200,000               200              (100)
Cash Proceeds from MMI
Net (Loss) for 1996
                                              -------------    -------------    -------------     -------------     -------------

Balance Dec.  31, 1996                                   --               --          240,000               240         1,377,604
Net (Loss) for 1997
                                              -------------    -------------    -------------     -------------     -------------

Balance Dec.  31, 1997                                                                240,000               240          1377,604
Common shares issued for cons. svcs                                                    33,000                33               297
Net (Loss) for 1998
                                              -------------    -------------    -------------     -------------     -------------

Balance Dec.  31, 1998                                   --               --          273,000               273         1,377,901
Common shares cancelled
for services not rendered                                                             (26,000)              (26)               26

Net (Loss) for 1999
                                              -------------    -------------    -------------     -------------     -------------

Balance, Dec.  31, 1999                                                               247,000               247         1,377,927
Net (Loss) for the year 2000
                                              -------------    -------------    -------------     -------------     -------------

Balance Dec.  31, 2000                                                                247,000               247         1,377.297


                                                                  Stock Owned             Accum.
                                                Subscriptions          By                Deficit for
                                                 Receivable       Subsidiaries           Dev. Stage        Total Equity
                                                -------------     -------------         -------------     -------------
Net (loss) from Inception to                                                            $     (36,640)    $     (36,640)
  December 31, 1993
Common Shares issued to Founder                                                                                  36,754
Common Shares issued for cash
  in IPOI w/"A "warrants attached                                                                                91,090
Preferred shares issued in exchange
  for common shares                                                                                                 -0-
Common shares issued in
  exercise of "A" warrants (see Note 3)              (259,000)                                (94,692)           33,152
Net (Loss) for 1994                                                                           (58,052)          (58,052)
                                                -------------     -------------         -------------     -------------

Balance Dec.  31, 1994                               (250,000)                                (94,962)           33,152
Common shares issued in exercise
  of "B" warrants (see Note 3)                     (1,000,000)                                                        -
Cash proceeds from MMI                                849,875                                                   849,875
Net (Loss) for 1995                                                                          (126,518)         (126,518)
                                                -------------     -------------         -------------     -------------

Balance Dec.  31, 1995                               (400,125)                               (221,210)          756,509
Common shares issued in exchange
  for preferred shares
Cash Proceeds from MMI                                400,125                                                   400,125
Net (Loss) for 1996                                                                          (308.137)         (308,137)
                                                -------------     -------------         -------------     -------------

Balance Dec.  31, 1996                                                                       (529,347)          848,497
Net (Loss) for 1997                                                                          (250,579)         (250,570)
                                                -------------     -------------         -------------     -------------

Balance Dec.  31, 1997                                                                       (819,926)          557,918
Common shares issued for cons. svcs                                                                                 330
Net (Loss) for 1998                                                                          (217,582)         (217,582)
                                                -------------     -------------         -------------     -------------

Balance Dec.  31, 1998                                                                     (1,037,508)          340,666
Common shares cancelled
  for services not rendered
Net (Loss) for 1999                                                                          (169,677)         (169,677)
                                                -------------     -------------         -------------     -------------

Balance, Dec.  31, 1999                                                                    (1,207,185)          170,989
Net (Loss) for the year 2000                                                                  (97,675)          (97,675)
                                                -------------     -------------         -------------     -------------

Balance Dec.  31, 2000                                                                     (1,304,860)           73,314

                                                      Preferred Stock                     Common Stock
                                              ------------------------------    -------------------------------        Paid In
                                                  Shares           Amount          Shares            Amount            Capital
                                              -------------    -------------    -------------     -------------     -------------
Common shares issued by
exercise of options for cash                                                           54,000                54            70,742
Net (Loss) for the year 2001
                                              -------------    -------------    -------------     -------------     -------------

Balance December 31, 2001                                                             301,000               301         1,448,399
Common Stock Issued for cash in exercise
of options through subscrip.  receivable                                               15,000                15            37,485
Common stock issued for acquisitions                                               10,500,000            10,500
Common Stock Issued for cash in exercise
of options through subscrip.  receivable                                            2,000,000             2,000           198,000
Common Stock Issued for cash in exercise
of options through subscrip.  receivable                                            1,000,000             1,000            24,000
Common Stock Issued for cash in exercise
of options through subscrip.  receivable                                              750,000               750            36,750
Common Stock Issued for services                                                   13,035,851            13,036            98,935
Common Stock Issued & held by Subsidiaries                                         13,000,000            13,000
Common stock Cancelled for term
of acquisitions                                                                    (9,500,000)           (9,500)
Cash Rec'd on Subscriptions
Net Loss for the year 2002
                                              -------------    -------------    -------------     -------------     -------------

Balance, December 31, 2002                                                         31,101,851            31,102         1,843,569
Pref. Stock Issued for svcs                       1,250,000    $       1,250                                               23,750
Common Stock Issued for svcs                                                        3,398,846             3,399           167,290
Common Stock Canceled svcs
not rendered                                                                         (900,000)             (900)
Comm.  Stock Canceled (Subs. term.)                                                (2,500,000)           (2,500)         (222,500)
Write-off uncollectible Subs. Rec
Net Loss, Year 2003
                                              -------------    -------------    -------------     -------------     -------------

Balance, Dec. 31, 2003                            1,250,000    $       1,250       31,100,697     $      31,101     $   1,812,109
                                              -------------    -------------    -------------     -------------     -------------

                                                                   Stock Owned             Accum.
                                                 Subscriptions          By                Deficit for
                                                  Receivable       Subsidiaries           Dev. Stage        Total Equity
                                                 -------------     -------------         -------------     -------------
Common shares issued by
exercise of options for cash                                                                                      70,526
Net (Loss) for the year 2001                                                                  (113,167)         (113,167)
                                                 -------------     -------------         -------------     -------------
Balance December 31, 2001                                                                $  (1,418,027)    $      30,673
Common Stock Issued for cash in exercise
of options through subscrip.  receivable               (37,650)                                                      -0-
Common stock issued for acquisitions                                                                              10,500
Common Stock Issued for cash in exercise
of options through subscrip.  receivable              (200,000)
Common Stock Issued for cash in exercise
of options through subscrip.  receivable               (25,000)
Common Stock Issued for cash in exercise
of options through subscrip.  receivable               (37,500)
Common Stock Issued for services                                                                                 111,971
Common Stock Issued & held by Subsidiaries                               (13,000)
Common stock Cancelled for term
of acquisitions                                                                                                   (9,500)
Cash Rec'd on Subscriptions                             20,250                                                    20,250
Net Loss for the year 2002                                                                    (199,179)         (199,179)
                                                 -------------     -------------         -------------     -------------

Balance, December 31, 2002                            (279,750)          (13,000)           (1,617,206)          (35.285)
Pref. Stock Issued for svcs                                                                                       25,000
Common Stock Issued for svcs                                                                                     170,689
Common Stock Canceled svcs
not rendered                                                                                                        (900)
Comm.  Stock Canceled (Subs. term.)                    225,000
Write-off uncollectible Subs. Rec                       54,750                                                    54,750
Net Loss, Year 2003                                                                           (316,516)         (316,516)
                                                 -------------     -------------         -------------     -------------

Balance, Dec. 31, 2003                           $          --           (13,000)        $  (1,933,722)    $    (102,262)
                                                 -------------     -------------         -------------     -------------

                                                      Preferred Stock                     Common Stock
                                              ------------------------------    -------------------------------        Paid In
                                                  Shares           Amount          Shares            Amount            Capital
                                              -------------    -------------    -------------     -------------     -------------
Common Stock issued for svcs                                                        2,600,000             2,600            99,400
Common Stock for dep. collateral                                                    1,500,000             1,500            28,500
Net Loss, First Quarter (3/31/04)
                                              -------------    -------------    -------------     -------------     -------------

Balance March 31, 2004                            1,250,000    $       1,250       35,200,697     $      35,201     $   1,940,009
Cancel. of Stock Svcs.  not rendered                                                 (500,000)             (500)
Adj.  Comm.  for reverse-split                                                         60,000                60               (60)
Net Loss, 2nd Qtr (6/30/04)
                                              -------------    -------------    -------------     -------------     -------------

Balance, June 30, 2004                            1,250,000    $        1,250      34,760,697     $      34,761     $   1,939,949
Pref. Stock Issued-Def.  Comp                    38,750,000    $      38,750
Common Stock Issued per
under 504 Agreement                                                               144,000,000     $     144,000     $     216,000
Common Stock issued for svcs                                                       42,875,000            42,875            74,375
Com. Stock Iss.  - Dep.  on Acquisition                                            36,000,000     $      36,000
Common Stock Subscriptions
Com. Stock for cash                                                                36,000,000     $      36,000            54,000
Net Loss, 3rd Qtr (9/30/04)
                                              -------------    -------------    -------------     -------------     -------------
Balance, September 30 2004                       40,000,000    $      40,000      293,635,697     $     293,636     $   2,284,324

                                                                 Stock Owned             Accum.
                                               Subscriptions          By                Deficit for
                                                Receivable       Subsidiaries           Dev. Stage        Total Equity
                                               -------------     -------------         -------------     -------------
Common Stock issued for svcs                                                                                   102,000
Common Stock for dep. collateral                                                                                30,000
Net Loss, First Quarter (3/31/04)                                                           (108,923)         (108,923)
                                               -------------     -------------         -------------     -------------

Balance March 31, 2004                                   $--           (13,000)        $  (2,042,645)    $     (79,185)
Cancel. of Stock Svcs.  not rendered                                                                              (500)
Adj.  Comm.  for reverse-split
Net Loss, 2nd Qtr (6/30/04)                                                                  (12,603)          (12,603)
                                               -------------     -------------         -------------     -------------

Balance, June 30, 2004                                   $--           (13,000)        $  (2,055,248)    $     (92,288)
Pref. Stock Issued-Def.  Comp                                                                                   38,750
Common Stock Issued per
under 504 Agreement                                                                                            360,000
Common Stock issued for svcs                                                                                   117,250
Com. Stock Iss.  - Dep.  on Acquisition                                                                        (36,000)
Common Stock Subscriptions                     $    (360,000)                                                 (360,000)
Com. Stock for cash                                                                                             90,000
Net Loss, 3rd Qtr (9/30/04)                                                                 (123,867)         (123,867)
                                               -------------     -------------         -------------     -------------
Balance, September 30 2004                     $    (360,000)    $     (13,000)        $  (2,179,115)    $      65,845

                               XYNERGY CORPORATION
                        (FORMERLY KNOWN AS RAQUEL, INC. )
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH Flows
                                   (Unaudited)

                                                           Year to Date                     Period from Inception
                                                      (9 Mos.)Period Ended                     August 6, 1993
                                                          September 30,                          to Current
                                                             2004                2003        September 30, 2004
                                                       -------------------       ----       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                 $  (245,393)      $   (20,371)      $(2,179,115)
 Adjustments to reconcile
   net loss to net cash used in operating activities
   Preferred stock issued for services                                                             25,000
   Common stock issued for acquisitions                                                             1,000
   Common stock issued for services                           218,750                             537,594
   Write-off subscriptions receivable                              --                              54,750
   Depreciation expense                                                                            34,019
Change in assets and liabilities
   Decr.  (Incr.) in Other Assets                                                  (500)
   Increase (decrease) in Deposits & Prepds                    27,500                              27,500
   Increase (decrease) in Accounts Payable                    (20,065)           21,050            10,812
                                                          ------------       -----------      ------------
Cash used by operating activities                         $   (74,208)      $       179       $(1,543,440)

Cash flows from investing activities
      Purchase of  Equipment                                    1,217                         $   (35,236)
                                                          ------------                        ------------
      Net cash used in investing activities               $     1,217                         $   (35,236)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds fr Stock Subscr.  Receivable                                                      $    20,250
   Proceeds from loans                                         44,569                             116,508
   Proceeds from sale of  common stock                         90,000                           1,501,616
                                                          ------------                        ------------
Cash received by financing activities                         134,569                         $ 1,638,374
                                                          ------------                        ------------

   Net increase(decrease) in cash                         $    59,144       $       179       $    59,698
                                                          ------------       -----------      ------------

CASH BEGINNING OF PERIOD                                  $       554               428
                                                          ------------       -----------

Cash, end of period                                       $    59,698       $       607       $    59,698
                                                          ===========       ============      ===========

Significant Non-Cash Transactions

During 2003 1,250,000 preferred shares were issued for services valued at $25,000; 3,398,846 common shares were issued for consulting services valued at $170,689; 900,000 common shares were canceled for services not rendered valued at ($900); 2,500,000 common shares were canceled for termination of $225,000 subscriptions receivable; and $54,750 of subscriptions receivable were written-off as uncollectible.

During 2004 the Company issued 144,000,000 shares of common stock for subscriptions receivable valued at $360,000. An additional 37,500,000 shares of common stock valued at $66,000 were issued for deposits under an acquisition agreement and collateral for loans.

The Company also issued 38,750,000 shares of preferred stock valued at $17,250 for deferred compensation.

The accompanying notes are an integral part of these financial statements

NOTE 1. ADJUSTMENTS

The financial statements as of September 30, 2004 included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operation for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's annual report for the year ended December 31, 2003 filed on Form 10-KSB.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $2,174,620 loss during its development phase, has a deficit in stockholders' equity and negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in acquiring additional capital. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from this uncertainty. During the last quarter, the Company was able to raise some capital in a private placement. (See Note 4 below.) Additionally, Management is evaluating several proposals that would bring capital into the company including a convertible debt offering.

NOTE 3. NOTE PAYABLE

On March 22, 2004, the Company entered into a three year loan agreement for $27,500.00 dollars at prime plus 2% with a one year renewal option. The loan calls for a pledge 1,500,000 shares of common stock as security and was closed in April 2004. Payments are due quarterly under the terms of the agreement.

NOTE 4. SUBSEQUENT EVENTS

On August 8, 2004 the Company signed an agreement with Indigo Technologies, Inc. ("Indigo") to acquire all their equity interests in exchange for 36,000,000 shares of Xynergy stock. On December 20, 2004 the Company terminated the acquisition of Indigo Technologies, Inc. and canceled the 36,000,000 shares of Xynergy stock issued to Indigo.

Accounts Receivable and Common Stock Issued and Outstanding increased dramatically during this period due to the sale of Xynergy Common Stock under a 504 private placement offering resulting from the acquisition of Indigo. In December of 2004, the acquisition was canceled because Indigo did not comply with the terms of the acquisition. Of the $360,000.00 in Accounts Receivable, $150,000.00 was canceled and adjusted to equity in Fourth Quarter of 2004, $120,000.00 was received, and $90,000.00 was still due. If this amount is not received, Xynergy expects to file a complaint in Federal District Court and believes it will recover these funds.

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

Production of its launch product, a compact palette containing several makeup colors is expected to commence shortly. This palette will be compact enough to carry inside a small purse for ideal marketability. The compact will come in three different color schemes: "Coleccion de la Luna, Coleccion del Sol, and Coleccion Terrestre." Coleccion de la Luna is for light golden skin tones, Coleccion del Sol for medium golden skin tones, and Coleccion Terrestre for deep golden skin tones. Each compact will contain two shades of foundation for year-round use. It will also contain lipsticks, blush, concealer, foundations and eye shadows, offering a collection for year-round use. Filming of the informercial ie expected to commence shortly after the production of the compacts is complete.

The Raquel of Beverly Hills infomercial will be produced and launched in Florida via Spanish-Language television. Expansion on marketing its products in areas containing large and growing number of Hispanics will then expand to California, Texas, and New York. Ultimately, distribution will be expanded to Latin America, Europe, and Asia. The Company expects that this new avenue of sales and distribution will ultimately increase its revenues.

According to the Electronic Retailing Association, infomercials brought in more than $154 billion last year and the market is growing at the rate of 10% per year. The Direct Selling Association reported that in 1999 U.S. Retail Sales were equivalent to $24.54 billion. Personal care represented 24.9% or $6.11 billion dollars.Think Blots(TM) greeting card line was the Company's first acquisition which was consummated in September 2001.

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

Distribution

RAQUEL OF BEVERLY HILLS, as mentioned above, will commence its distribution through Spanish Language infomercials. Eventually, it will include distribution through catalogue sales and direct salespeople. See Plan of Operation above.

THINK BLOTS will be distributed through retail outlets and e-cards on the internet. Its website, WWW.DEMENTEDDIAGNOSIS.COM is expected to launch sometime in December, 2004. Additionally, the company is seeking syndication of DEMENTED DIAGNOSIS in periodicals which would give Think Blots greeting card line additional exposure.

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

Material Changes and Analysis of Financial Condition

The Company's cash position increased during the nine month period ended September 30, 2004 due to inflows from financing activities. The Company has now obtained sufficient financing to produce its Raquel of Beverly Hills products which are to be sold via an infomercial . While the company cannot guarantee the success of its infomercial, there is potential for a substantial increase in revenues. Additionally, the company expects to use proceeds of these inflows of cash from financing activities to market and produce its greeting card line, Think Blots.

Due to the previous downsizing of Xynergy, its expenses continue to be minimal. Its major expenses will be in the production of products and legal and accounting costs that have increased extensively due to requirements under "Sarbanes-Oxley."

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Currently, there are no material pending legal proceedings against the Company. In addition, no proceedings are known to be contemplated by a governmental authority against the Company or any officer or director of the Company.

Item 2. Changes in Securities

In January of 2002, the company changed its amount of authorized stock, common to 250,000,000 and preferred to 50,000,000. In February, 2002 the Company changed its name to Xynergy Corporation and affected a 100 to 1 reverse stock-split. A 14C211 was filed to execute these changes. The name change was due to its expansion into other markets and acquisitions of other companies. In October, 2003 the Company filed a Certificate of Designation of Class A Convertible Preferred Stock. Maximum number of shares in Series A stock is 10,000,000 shares with a twenty to one conversion rate and twenty cumulative votes per share. In July, 2004 the Company increased its amount of authorized common stock to nine hundred million (900,000,000) and its preferred to one hundred million (100,000,000). As of September 30, 2004, the Company had 293,635,697 shares outstanding. (See Statement of Shareholder's Equity.)

Item 3. Defaults Upon Senior Securities

Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

Inapplicable.

Item 5. Other Information

On June 3, 2004, Xynergy delivered a letter to Weinberg, dismissing their services. (See 8k filing of June 17, 2004.) The decision to change independent auditors was approved by the Company's Board of Directors. On June 16, 2004 the Company engaged Shelley International, CPA's. Due to the Company's late filings, the symbol was changed to "XYNYE" and trading was ultimately moved from the OTC Bulletin Board to the OTC "Pink Sheets."

Many delays were due to the fact that the auditors who performed the 2002 audit had complications with the SEC which compelled Xynergy to conduct a re-audit of the 2002 operations. Further, as described in the previous paragraph, the auditors who were initially engaged to perform the 2003 audit were dismissed in June, 2004. (See 8k filing dated June 17, 2004.) The Company anticipates that it will have all of its quarterly reports filed shortly. As of the date of this report, 10ksb reports for 2002 and 2003 have been filed.

Item 6. Exhibits and Reports on Form 8K

(a) Exhibits

Inapplicable.

(b) Reports Form 8-K

              On June 17, 2004, a Form 8-K and subsequent 8KA were filed reporting the dismissal of Weinberg & Co. and engagement of Shelley International. Also reported was the signing of an agreement for the production of an infomercial for Raquel of Beverly Hills products with Incredible Discoveries.

              Form 8k was filed on August 23, 2004, reporting the acquisition of Indigo Technologies, Inc. Subsequently, and 8KA was filed in December, 2004 to report the termination of this acquisition.

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

                                              XYNERGY CORPORATION
                                             (FORMERLY KNOWN AS RAQUEL, INC.)
                                             (Registrant)

Dated: February 23, 2005                      By: /s/ Raquel Zepeda
                                                  -----------------------------
                                                  Raquel Zepeda, Chief Financial
                                                  Officer & Chairman

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