Form 10KSB
period 2004-12-31
XYNERGY CORP
filed 2006-02-01
CIK 920749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to Commission file number: 0-24798

XYNERGY CORPORATION
[formerly known as Raquel, Inc].
(Name of small business issuer in its charter)

Nevada	93-1123005
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18851 NE 29th Ave., Suite 700
Aventura, FL 33180
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number: (305) 749-2525

Securities to be registered pursuant to Section 12(b) of the Act: NoneSecurities to be registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X         No __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer had no revenues for the fiscal year ended December 31, 2004.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $203,099 as of January 18, 2006.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of January 18, 2006 was 184,635,697.

Documents incorporated by reference: None.

Transitional Small Business Issuer Format (check one):  Yes ___ No X

PART I

Item 1. Description of Business.

Business Development.
Xynergy Corporation [formerly known as "Raquel, Inc."] was organized under the laws of the State of Nevada on August 6, 1993. [Unless the context indicates otherwise, the term "Company," "XYNY" or "Xynergy" refers to Xynergy Corporation]. Xynergy Corporation started as "Colecciones de Raquel, Inc." with its IPO in 1994. In 1998, Colecciones de Raquel became "Raquel, Inc." In February, 2002, after its acquisition of Think Blots© greeting cards, Raquel, Inc became Xynergy Corporation.

Historical Development.
In 1989, Raquel Zepeda founded Colecciones de Raquel, now Raquel of Beverly Hills, creating a complete line of cosmetics for the Latin/Hispanic woman consisting of color, skin care and fragrance. The color collection was meticulously designed to enhance olive skin tones. Ms. Zepeda's inspiration was born from her experience in an attempt to sell another brand of cosmetics: they were unsuitable for olive and sallow skin tones. That experience, coupled with her background in modeling, inspired her to create a cosmetics line for Latina women. In 1983, she introduced Mor ena Cosmetics in the San Francisco/Bay Area. Ms. Zepeda had quite an impact in that area, Raquel needed more capital to continue. While marketing Morena Cosmetics on a small scale, Raquel dedicated the next 5 years of her life to further research and development. Raquel developed even more unique and effective color formulations, along with guidelines for the golden-skinned woman. Of this, Raquel of Beverly Hills was created.

Ms. Zepeda also designed a line of greeting cards named "Think Blots©." The cards can be viewed at www.dementeddiagnosis.com. Additionally, the residual products, "Demented Diagnosis©" and "Evoc©" have been created from the "Think Blots" format. These products are now the property of Machinations, Inc., a Xynergy wholly-owned subsidiary.

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

The Company utilized all of the net proceeds from the initial public offering during the year ended December 31, 1994. In 1995, the Company received proceeds from the A and B warrants totaling $1,250,000. As a result, the Company was able to expand its operations. The C Warrants were canceled. For more details, see Item 7, Notes to Financial Statements.

With proceeds of the Company's public offering it produced its proprietary fragrances, "Sabor A Mi®," "Peligro!®,"a complete line of colors cosmetics and skin care and opened two boutiques in Beverly Hills and Los Angeles. Additionally, the Company produced a music compact disc which it planned to cross-market with the sale of the fragrance, "Sabor A Mi®" which is also the name of a very popular Spanish love song. Initially, the compact disc contained information on the Company's line of cosmetics along with a sample fragrance strip and product ordering information. From 1995 through 2000 the Company operated two retail boutiques. However, the sales from these operations were not enough to maintain their operations and eventually both boutiques were closed.

Recent Operations.
During the period of September 2003 through February, 2004, Xynergy negotiated the acquisition of Intervest Group, Ltd. After months of negotiations, Intervest Group, Ltd. breached their agreement with Xynergy Corporation in February, 2004.

In February 2004, the Company engaged consultants Alexander and Wade for assistance in expansion of operations in exchange for 1,000,000 S-8 shares. However, the contract was subsequently canceled. Alexander & Wade returned 750,000 shares to the Company. Xynergy did obtain interim financing secured by the Company stock in March, 2004.

Edward A. Rose, Jr. was appointed as Chief Financial Officer, Director and Corporate Secretary in March of 2004. Mr. Rose has worked for the Company in the past in the same positions and most recently, worked with Xynergy as Due Diligence Consultant. He has a formidable background in legal, finance, and accounting matters.

On March 26, 2004, Xynergy commenced trading on the Berlin Stock Exchange under the Symbol UYW German Cusip Number US 9841531067. This event is expected to expand Xynergy's exposure for European investors and enhance in the Company's plans for expansion.

In June, 2004 Xynergy Corp signed an agreement with Incredible Discoveries for production of an infomercial for selling Raquel of Beverly Hills products. Subsequently, in 2005 the contract was canceled. Xynergy is now interviewing other production companies to film the infomercial.

In August, 2004 Xynergy initiated the acquisition of Indigo Technologies. (See 8K filing of August 23, 2004) In December, 2004 the acquisition was canceled. For more information, consult the Company's 8KA filing.

In December, 2004, Xynergy formed  a wholly-owned subsidiary, Machinations, Inc., ("Machinations."), a Florida corporation.  Machinations' role in Xynergy was anticipated in 2001 when the Company acquired Think Blots© greeting cards.

In February, 2005, the Company moved its principal address to Florida.

For more information about other significant events, see 8K filings.

Principal Products, Markets and Marketing Strategy.

Raquel of Beverly Hills
The Company markets premium cosmetics (color), skin care, under the trademark, "Raquel of Beverly Hills" and the fragrances "Sabor A Mi, Melody of Eternal Passion®" and "¡Peligro!®". Raquel of Beverly Hills cosmetics are unique in that they are designed for a niche market: golden-skinned consumers, which include Hispanics, Asians, and Mediterraneans; specifically targeting the Hispanic/Latin market. The Company's cosmetic line is intended to appeal to these markets by complementing their "golden" skin tones.

The Hispanic/Latino purchasing power reached $699.78 billion in the summer of 2004 according to a HispanTelligence® analysis of data recently released by the U.S. Bureau of Economic Development.  Direct sales and the DRTV market is a selling style that is emerging as the consumers' preference to the tune of $154.1 billion per year in the U.S. alone.

One of their fragrances was named after a world-famous Latin love song, "Sabor A Mi". When properly marketed, management believes it has great sales potential. The Company has also produced a music CD containing five (5) songs sung by Ms. Zepeda, including "Sabor A Mi". Additionally, the CD contains a fragrance strip of "Sabor A Mi, Melody of Eternal Passion", an ad for the complete line of products, along with purchasing information. The CD is a giveaway with purchase of the fragrance and will also be available for purchase in select music stores.

Raquel of Beverly Hills will be producing an infomercial for the Spanish speaking media to re-launch its line of cosmetics, skin care and fragrance. The launch will introduce the line with three special color collections, Colección de la Luna, Colección del Sol, and Colección Terrestre contained in elegant compacts.  Additionally, to compound the direct sales approach, the infomercial will be fashioned for promoting both product sales and recruiting salespeople for expansion directly and aggressively through network/multi-level marketing using an "Avon" business model.

In addition to marketing its products through infomercials, the Company will also launch a promotional campaign for the music CD to be sold along with the fragrance in music stores. The advertising budget also provides for music promoters via radio air-play in the Latin genre.

During the near term, the Company intends to concentrate on marketing its products in areas containing large and growing number of Hispanics such as California, Texas, Florida, and New York. (See Item 6. Management's Discussion and Analysis or Plan of Operation.)

Machinations, Inc.
Machinations is Xynergy's vehicle for production and distribution of Think Blots©, Demented Diagnosis, and 'Evoc, the evil day-trader invader, " a game specifically targeted to traders. New products in the Machinations family will include board, computer and video games. Although this market is new to Xynergy, the Company believes an excellent success potential (See: www.xynergycorp.com/machinations.htm)

Software sales of computer and video games reached $7.3 billion in 2004, according to a recent report issued by the NPD Group. Additionally, the industry is expected to have double-digit growth in the next five years.

According to the Greeting Card Association, this industry generates more than $7.5 billion in retail sales. Women purchase approximately 80% of all greeting cards.

To introduce consumers as to how Think Blots concept works, Demented Diagnosis©, a "cartoonish" mental test was developed. Demented Diagnosis©, a "mental test" using different Think Blots with multiple choice answers. These answers then provide a humorous conclusion as to the individual's personality. Through our Demented Diagnosis© ads, people will acquaint themselves with unique concept of self-discovery from ink blot art. Eventually, these ads will be placed alongside horoscopes and cross-word puzzles.

Additionally, the Company is seeking syndication of Demented Diagnosis© in weekly newspapers. (See www.dementeddiagnosis.com.) Xynergy believes obtaining syndication of these "tests" would prove to be an excellent marketing and advertising tool for the greeting card line.

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

Machinations, Inc.
Think Blots greeting cards - Estimates indicate that there are nearly 2,000 greeting card publishers in the U.S. today, ranging from major corporations to small family-run organizations. As indicated above, Think Blots faces substantial competition. However, the Company believes that Think Blots' distinctive style will give the line a competitive edge.

Demented Diagnosis and Evoc (computer games) - Recent reports regarding growth in the computer and video game industry have increased competition in this industry. Nonetheless, Xynergy's research indicates that the concepts for "Demented Diagnosis" and "Evoc" are unique to the extent of possibly creating a niche within this market.

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

Patents and Trademarks.
Xynergy has obtained the trademarks for the following: "¡Peligro!", its fragrance for men, "Sabor A Mi, Melody of Eternal Passion," "Chic'a Beverly Hills," a cosmetics line for teens and Raquel of Beverly Hills logo. Additionally, copyrights are held for the following: Color Me Golden, a beauty guide for golden skin tones; Sound Recording for "Sabor A Mi," along with the music Compact Disc, Raquel of Beverly Hills' logo, Raquel of Beverly Hills' product brochure, Think Blots greeting cards, Evoc, YooHoo, and Demente d Diagnosis. The formulas for the fragrances "Sabor A Mi," and "¡Peligro!" were developed by Ms. Zepeda for Raquel of Beverly Hills and are the proprietary formulas of Xynergy.

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

Employees.
As of December 31, 2004, Xynergy employed one (1) person full time. Xynergy may hire additional part-time secretarial and retail sales employees depending on its level of operations.

Raquel Zepeda, is President and CEO. Along with her experience in banking (6 yrs), legal (8 yrs.), has worked in the cosmetics industry for over ten years. Ms. Zepeda has been the driving force of this venture. Ms. Zepeda used her inventive abilities to create Raquel of Beverly Hills' original fragrances and design all of Raquel of Beverly Hills' product lines. Additionally, Ms. Zepeda created the products, Think Blots, Demented Diagnosis, and Evoc.

Edward A. Rose, Jr., CPA, Esq., as of March, 2004 is Chief Financial Officer. Mr. Rose has worked with Xynergy in several capacities since January, 2000. Mr. Rose has held positions as Internal Auditor, and Contracts Administrator for several Fortune 500 companies, conducting field due diligence reviews of multimillion dollar operating companies in the U.S. South America, and Europe for corporate acquisitions. He is a Certified Public Accountant licensed to practice both in and California and New York. Additionally, he is an attorney and member of the California Bar. Xynergy may engage consultants to assist it in various aspects of its business. See "Item 9. Directors, Executive Officers, Promoters and Control Persons".

Item 2. Description of Property.
Xynergy is in the process of moving all operations to Florida.  The Company's principal executive offices are located at 18851 NE 29th Ave., Suite 700, Aventura, FL 33180. Currently, the Company maintains an office in Ms. Zepeda's home in Los Angeles, California.

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

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
Xynergy's common stock may be traded in the over-the-counter market which are posted by the OTC "Electronic Bulletin Board", which reports quotations by brokers or dealers in particular securities. Because of the lack of readily available quotations and the limited trading volume frequently associated with these securities, there is a greater risk of market volatility of such securities than for securities traded on national exchanges. Trading in Xynergy's stock is reported under the symbol XYNY (formerly RAQL). As of January 18, 2006, there were 184,635,697 common shares outstanding.

The following table sets forth the quarterly high and low bid prices of the common stock for the last 3 years.

Year Ended December 31, 2002 Closing Bid Closing Ask

	Open	High	Low	Close
First Quarter	.117	.31	.01	2.00
Second Quarter	.214	.53	.04	.30
Third Quarter	.046	.16	.01	.03
Forth Quarter	.01	.01	.01	.01

Year Ended December 31, 2003
	Open	High	Low	Close
First Quarter	.02	.035	.003	.02
Second Quarter	.01	.019	.006	.01
Third Quarter	.01	.025	.005	.01
Forth Quarter	.07	.145	.01	.07

Year Ended December 31, 2004
	Open	High	Low	Close
First Quarter	.08	.05	.04	.06
Second Quarter	.015	.02	.008	.012
Third Quarter	.007	.009	.003	.006
Fourth Quarter	.007	.0011	.002	.003

These quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

As of December 31, 2004, there were 1,039 record holders of Xynergy's common stock. In July, 2004 the Company increased its amount of authorized common stock to nine hundred million (900,000,000) and its preferred to one hundred million (100,000,000).

Common Stock. The holders of common stock (a) have equal rateable rights to dividends from funds legally available therefor, when and if declared by the Board of Directors of Xynergy; (b) are entitled to share rateably in all of the assets of Xynergy available for distribution to holders of common stock upon liquidation, dissolution or winding up of the affairs of Xynergy; (c) does not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (d) are entitled to one noncumulative vote per share on all matters on which shareholders may vote at all meetings.

Preferred Stock. The authorized capital stock of Xynergy also includes 100,000,000 shares of preferred stock, par value $.001 per share, with an issue price and liquidation value of $.01. The Board of Directors of Xynergy has the right to determine the characteristics of any preferred stock. Such characteristics include voting rights, dividend requirements, redemption provisions and/or liquidation preferences. In October, 2003 the Company filed a Certificate of Designation of Class A Convertible Preferred Stock. Maximum number of shares in Series A stock is 100,000,000 shares with a twenty to one conversion rate and twenty cumulative votes per share.

On December 31, 2003 two million (2,000,000) shares of Common Stock issued to Raquel Zepeda from the exercise of options through the Think Blots acquisition were canceled. With an exercise price of $.10, Ms. Zepeda had signed a Promissory Note to the Company for payment. The Note and stock were canceled, however the options have no expiration date and remain in effect.

As of December 31, 2004, there were 184,635,697 shares of common stock outstanding, with each share entitled to one vote. As the holder of 5,539,200 Common shares, 28,000,000 Preferred shares, and control person for 13,000,000 shares, (an aggregate of 16,999,200 Common shares and 28,000,000 Preferred shares with twenty to one cumulative votes, Ms. Zepeda will continue to be able to elect all of Xynergy's directors and continue to control Xynergy. See "Item 11. Security Ownership of Certain Beneficial Owner and Management".

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

Plan of Operation
Now that Xynergy is current in its filing with the SEC, management is taking steps to re-list on the OTC Bulletin Board. Management's main focus in 2005 is the attainment of financing to execute its marketing and sales plans for Raquel of Beverly Hills cosmetics and Machinations products. Legal counsel has been engaged to prepare a private placement convertible-debt offering memorandum. The Company has also engaged investment banker services for placement of units in the offering. This memorandum will only be offered to accredited investors. Monies from this offering are to be used for execution of its business plans for both Raquel of Beverly Hills and Machinations which are discussed in further detail below.

Raquel of Beverly Hills is now in the process of manufacturing a thirteen-well color compact, Sabor A Mi® fragrance samples and music CD, and "up-sell" items to be sold through infomercials. Since these products are custom manufactured and not private-labeled, the time elapsed for producing them has been much longer than anticipated.

The Company is working with two manufacturers to produce the compacts which will be sold at approximately $70 each. At present, the Company plans to start with five thousand pieces, bringing a potential revenue stream of approximately $350,000 within the first few weeks of the product rollout. Costs of goods at this level would be approximately 13%.

Prior to the launch, the Company will also commence a campaign to cross market the music CD, "Sabor A Mi' and the fragrance in select music stores. In conjunction, music promoters will be engaged to seek radio air play on romantic Latin genre stations.

To compound the DRTV sales approach, a competitive compensation package has been fashioned for promoting both product sales and recruiting salespeople for expansion directly and aggressively through network/multi-level marketing. During the near term, the Company will commence its DRTV campaign in Florida, further concentrating on marketing its products in markets such as California, Texas, and New York that have a prominence in the Hispanic market. Eventually, the Company plans to enter the international markets.

Machinations
Xynergy is currently in the due diligence process with vendors for production of greeting cards and game designs. Since the company currently has over 50 different greeting card designs, this process should be relatively uncomplicated. The Company has also obtained valuable information and resources regarding distribution and sales through the Greeting Card Association.

The Company is also seeking game designers for production of Machinations' products, Demented Diagnosis, and 'Evoc, the evil day-trader invader " games. Once these games are produced, they will be tested-marketed through the internet's many game sites.

Acquisitions
In regard to acquisitions, Xynergy's criteria has changed. In the future, Xynergy will only consider acquisitions of private companies having growth potential and revenues; whose owners are looking for an exit strategy.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cash and cash equivalents increased by 16,327% to $90,544 at December 31, 2004, from prior year which was $554. Xynergy managed to secure interim financing through a 504 offering for its acquisition of Indigo Technologies which was ultimately canceled.

While some of Xynergy's expenses remain relatively low due to its limited operations, the obligations under the new rules pertaining to the Sarbanes-Oxley Act, have caused accounting expenses to rise approximately 314%. No cash monies have been spent toward office rent, or salaries, greatly minimizing cash spent out for selling, general and administrative expenses. Although expenses appear to be substantial, 71% are attributed to common stock, non-cash transactions. Valuations of these transactions are in compliance with the SEC's adoption of the "fair value" computation method in accordance with FAS 123 and FAS 148. See Statements of Cash Flows and Notes to Financial Statements.

Management believes that by implementing its current Plan of Operation of raising working capital and executing its marketing strategies, future revenues and share value will increase.

Item 7. Financial Statements.

XYNERGY CORPORATION
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	13

Independant Auditors Consent	14

Financial Statements

(a) Balance Sheet as of December 31, 2004	15

(b) Statements of Operations - Year Ended	16
December 31, 2004 and 2003 and Period from
Inception (August 6,1993) to December 31, 2004

(c) Statement of Stockholders' Equity -	17
Period from Inception (August 6,1993) to December 31, 2004

(d) Statements of Cash Flows - Year Ended	21
December 31, 2003 and 2004 and Period from
Inception (August 6, 1993) to December 31, 2004

(e) Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Xynergy Corporation

We have audited the accompanying balance sheet of Xynergy Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period August 6, 1993 (inception) through December 31, 2003, were audited by other auditors whose report dated October 26, 2004 expressed an unqualified opinion on those statements. The financial statements for the period August 6, 1993 (inception) through December 31, 2003 include accumulated losses of $1,933,722. Our opinion on the statements of operations, shareholders’ equity and cash flows for the period from August 6, 1993 (inception) through December 31, 1003, is based on the report of other auditors.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit, and the report of other auditors, provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position, results of operations and cash flows for the year ended December 31, 2004 and the period August 6, 1993 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
December 20, 2005

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

Shelley International, CPA

Date: October 26, 2004	By:	/s/ Shelley International, CPA

Shelley International, CPA

Mesa, Arizona

 INDEPENDENT AUDITOR'S CONSENT

We do hereby consent to the use of our report dated October 26, 2004 on the financial statements of Xynergy Corporation (a Nevada Corporation) included in and made part of the 10KSB report for Xynergy Corporation for the year ended December 31, 2004.

Certified Public Accountants

/s/ Mark Shelley
Mark Shelley
Shelley International CPA

XYNERGY CORPORATION
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2004

Assets
Current Assets
Cash and equivalents	$90,293
Total Current Assets	90,293
Equipment, furniture & fixtures, net of accumulated depreciation	974
Deposits and other assets	6,900
Total Assets	$98,167
Liabilities and Stockholders Equity
Current Liabilities
Accounts payable	$10,607
Notes payable	11,200
Notes payable to related parties	66,663
Total current liabilities	88,470
Stockholders' equity
Common stock - $.001 par value, 900,000,000 shares
authorized, 184,635,697
shares issued and outstanding	184,636
Preferred stock authorized 100,000,000 shares,
$0.001 par value: issue price, liquidation value is .01
Issued and outstanding 30,000,000 shares	30,000
Additional paid in capital	2,483,624
Stock subscriptions receivable	(205,000)
(Deficit) accumulated during the development stage	(2,483,563)
Total stockholders' equity	9,697
Total liabilities and stockholders' equity	$98,167
See Notes to Consolidated Financial Statements

XYNERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations

	Year Ended		Period from Inception August 6, 1993
	December 31,		To December 31,
	2004	2003	2004
Sales	$-	$-	$48,074
Cost of goods sold	-	-	24,627
Stock Issued for services	407,300	-	407,300
Selling, general, and administrative expenses	50,689	314,365	2,020,007
(Loss) from operations	(457,989)	(314,365)	(2,403,860)
Interest expense	(36,121)	(2,151)	(136,720)
(Loss) on write-off of investment	(63,000)	-	(63,000)
	(557,111)	(316,516)	(2,627,028)
Other income	7,269	-	126,417
(Loss) before provision for income taxes	(549,841)	(316,516)	(2,477,163)
Income taxes	-	-	(6,400)
Net (loss)	($549,841)	($316,516)	($2,483,563)
Basic and diluted
Net (loss) per common share	a	a	$0.02

a = net loss equals less than ($0.01) per share

Weighted average number of common shares outstanding	127,308,197	18,966,667

See Notes to Consolidated Financial Statements

XYNERGY CORPORATION
Consolidated Financial Statements
Statement of Stockholders' Equity
From inception (August 6, 1993)  To
December 31, 2004

	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital
Net (loss) from Inception to Dec 31, 1993	-	$-	-	$-	$-
Common Shares issued to Founder	-	-	200,000	200	$36,554
Common Shares issued for cash in IPO w/A warrants attached	-	-	10,000	10	91,080
Preferred shares issued in exchange for common shares	100,000	100	(200,000)	(200)	100
Common shares issued in exercise of A warrants	-	-	10,000	10	249,990
Net (Loss)	-	-	-	-	-
Balance Dec. 31, 1994	100,000	100	20,000	20	377,724
Common shares issued in exercise of "B" warrants	-	-	20,000	20	999,980
Cash proceeds from MMI	-	-	-	-	-
Net (Loss)	-	-	-	-	-
Balance Dec. 31, 1995	100,000	100	40,000	40	1,377,704
Common shares issued in exchange for preferred shares	(100,000)	(100)	200,000	200	(100)
Cash Proceeds from MMI	-	-	-	-	-
Net (Loss)	-	-	-	-	-
Balance Dec. 31, 1996	-	-	240,000	240	1,377,604
Net (Loss )	-	-	-	-	-
Balance Dec. 31, 1997	-	-	240,000	240	1,377,604
Common shares issued for consulting services	-	-	33,000	33	297
Net (Loss)	-	-	-	-	-
Balance Dec. 31, 1998	-	-	273,000	273	1,377,901
Common shares canceled for services unrendered	-	-	(26,000)	(26)	26
Net (Loss)	-	-	-	-	-
Balance, Dec. 31, 1999	-	-	247,000	247	1,377,927
Net (Loss)	-	-	-	-	-
Balance, Dec. 31, 2000	-	-	247,000	247	1,375.297

See Notes to Consolidated Financial Statements

	Subscriptions Receivable	Stock owned by Subs.	Deficit Accumulated during Development Stage	Total Equity
Net (loss) from Inception to Dec 31, 1993	-	-	$(36,640)	$(36,640)
Common Shares issued to Founder	-	-	-	36,754
Common Shares issued for cash in IPO with A warrants attached	-	-	-	91,090
Preferred shares issued in exchange for common shares	-	-	-	-0-
Common shares issued in exercise of A warrants (see Note 3)	(250,000)	-	(94,692)	33,152
Net (Loss)	-	-	-	-
Balance Dec 31, 1994	(250,000)	-	(94,962)	33,152
Common shares issued in exercise of "B" warrants (see Note 3)	(1,000,000)	-	-	-
Cash proceeds from MMI	849,875	-	-	849,875
Net (Loss)	-	-	-	-
Balance Dec 31, 1995	(400,125)	-	(221,210)	756,509
Common shares exchange for preferred shares	-	-	-	-
Cash Proceeds from MMI	400,125	-	-	400,125
Net (Loss)	-	-	-	-
Balance Dec 31, 1996	-	-	(529,347)	848,497
Net (Loss )	-	-	(250,579)	(250,579)
Balance Dec 31, 1997	-	-	(819,926)	557,918
Common shares issued for consulting services	-	-	-	330
Net (Loss)	-	-	-	-
Balance Dec 31, 1998	-	-	(1,037,508)	340,666
Common shares canceled for services unrendered	-	-	-	-
Net (Loss)	-	-	-	-
Balance, Dec. 31, 1999	-	-	(1,207,185)	170,989
Net (Loss)	-	-	-	-
Balance, Dec. 31, 2000	-	-	(1,304,860)	73,314

See Notes to Consolidated Financial Statements

Preferred stock		Common stock		Paid In
Shares	Amount	Shares	Amount	Capital

Common pre-split shares issued by exercise of options for cash	-	-	54,000	54	70,742
Net (Loss)	-	-	-	-	-
Balance, December 31, 2001	-	-	301,000	301	1,448,399
Common stock issued for cash in exercise of options through subscriptions receivable	-	-	3,765,000	3,765	296,235
Common stock issued for acquisitions	-	-	10,500,000	10,500	-
Common stock issued for services	-	-	13,035,851	13,036	98,935
Common stock issued to subsidiaries	-	-	13,000,000	13,000	-
Common stock canceled for termination of acquisitions	-	-	(9,500,000)	(9,500)	(144,000)
Cash received on subscriptions receivable	-	-	-	-	20,250
Net (Loss)	-	-	-	-	-
Balance, December 31, 2002	-	-	31,101,851	31,102	1,843,569
Preferred stock issued for services	1,250,000	1,250	-	-	23,750
Common stock issued for services	-	-	3,398,846	3,399	167,290
Common stock canceled - unrendered services	-	-	(900,000)	(900)	-
Common stock canceled re Subsidiary term.	-	-	(2,500,000)	(2,500)	(222,500)
Write-off uncollectible subscriptions rec.	-	-	-	-	-
Net (Loss)	-	-	-	-	-
Balance, December 31, 2003	1,250,000	1,250	31,100,697	31,101	1,812,109
Common stock issued for services (at prices between .005 and .06 per share)	-	-	4,975,000	4,975	114,325
Common stock issued for financing expense	-	-	1,500,000	1,500	58,500
Reclasification	-	-	(13,000,000)	(13,000)	-
Adjust for reverse-split	-	-	60,000	60	(60)
Preferred stock issued for compensation	38,750,000	38,750	-	-	348,750
Common stock issued for cash in 504 offering	-	-	220,000,000	220,000	330,000
Common stock issued for acquisition	-	-	36,000,000	36,000	144,000
Common stock canceled due to termination of acquisition	-	-	(36,000,000)	(180,000)	(144,000)
Common stock and 504 offering canceled	-	-	(60,000,000)	(60,000)	(90,000)
Preferred stock canceled	(10,000,000)	(10,000)	-	-	(90,000)
Net (loss)	-	-	-	-	-
Balance, December 31, 2004	30,000,000	$30,000	184,635,697	$184,636	$2,483,624

See Notes to Consolidated Financial Statements

	Subscripions Receivable	Stock owned by Subs.	(Deficit)accumulated during Development Stage	Total Equity
Common pre-split shares issued by exercise of options for cash	-	-	-	70,526
Net (Loss)	-	-	(113,167)	(113,167)
Balance, December 31, 2001	-	-	(1,418,027)	30,673
Common Stock Issued for cash in exercise of options through subscriptions receivable	(300,000)	-	-	10,500
Common Stock issued for acquisitions	-	-	-	-
Common Stock issued for services	-	-	-	111,971
Common Stock issued to Subsidiaries	-	(13,000)	-	-
Common Stock canceled for termination of acquisitions	-	-	-	(9,500)
Cash received on Subscriptions Receivable	20,250	-	-	20,250
Net (Loss)	-	-	(199,179)	(119,179)
Balance, December 31, 2002	(279,750)	(13,000)	(1,617,206)	(35,285)
Preferred stock issued for services	-	-	-	25,000
Common stock issued for services	-	-	-	170,689
Common stock canceled - unrendered services	-	-	-	(900)
Common stock canceled re Subsidiary term.	225,000	-	-	-
Write-off uncollectible Subscriptions Rec.	54,750	-	-	54,750
Net (Loss)	-	-	(316,516)	(316,516)
Balance, December 31, 2003	-	(13,000)	(1,933,722)	(102,262)
Common stock issued for services (at prices between .005 and .06 per share)	-	-	-	119,300
Common stock issued for financing expense	-	-	-	60,000
Reclassification	-	13,000	-	-
Adjust for reverse-split	-	-	-	-
Preferred stock issued for compensation	-	-	-	387,500
Common stock issued for cash in 504 offering	(355,000)	-	-	195,000
Common stock issued for acquisition	-	-	-	180,000
Common stock canceled due to termination of acquisition	-	-	-	(180,000)
Common stock and 504 offering canceled	150,000	-	-	-
Preferred stock canceled	-	-	-	(100,000)
Net (loss)	-	-	(549,841)	(549,841)
Balance, December 31, 2004	$(205,000)		$(2,483,563)	$9,697

See Notes to Consolidated Financial Statements

XYNERGY CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from Inception
	Year Ended		August 6, 1993
	December 31,		December 31
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(549,841)	$(316,516)	$ (2,483,563)
Adjustments to reconcile	-	-	-
net (loss) to net cash (used in) operating activities	-	-	-
Preferred stock issued for services	287,500	25,000	312,500
Common stock issued for acquisitions	-	-	1,000
Non cash financing expense	32,568	-	32,568
Common stock issued for services	119,300	169,789	438,144
Accrued interest	1,200	-	1,200
Write-off subscriptions receivable -	-	54,750	54,750
Depreciation expense	243	-	34,262
Loss on write-off of investment	63,000	-	63,000
Change in assets and liabilities	-	-	-
(Increase) decrease in deposits & other assets	(6,900)	21,475	(6,900)
Increase (decrease) in accounts payable	(20,270)	1,676	10,607
Cash (used in) operating activities	(73,200)	(43,826)	(1,542,432)
Cash flows from investing activities
Purchase of equipment	(1,217)	-	(35,236)
Cash paid for acquisition	(63,000)		(63,000)
Net cash (used in) investing activities	(64,217)	-	(98,236)
Cash flows from financing activities
Proceeds from related party notes	23,424	-	23,424
Repayment of related party notes	(18,700)	-	(18,700)
Proceeds from loans	27,432	43,952	99,371
Proceeds from sale of common stock	195,000		1,606,616
Cash provided by financing activities	227,156	43,952	1,730,961
Net increase in cash	89,739	126	90,293
Cash beginning of period	554	428
Cash, end of period	$90,293	$554	$90,293

Cash paid for interest	$3,587	$2,151	$104,186
Cash paid for income taxes	$0	$0	$6,400

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

During 2004, the Company issued 4,975,000 common shares in compensation to employees and consultants valued at $119,300; 1,500,000 common shares were issued as collateral for a loan, and common shares were issued in exchange for subscriptions receivable of $205,000.

See Notes to Consolidated Financial Statements

Xynergy Corporation
(A Development Stage Compamy)
Notes to Financial Statements
December 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Line of Business

Xynergy Corporation (formerly know as Raquel, Inc. the "Company") was organized under the laws of the state of Nevada on August 6, 1993. On May 9, 2002, Xynergy became a holding company for the following wholly-owned subsidiaries: Raquel of Beverly Hills, a cosmetics company, and Machinations, Inc. a greeting card company. Operations for the subsidiaries are minimal and all inter-company balances and transactions have been eliminated.

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

Summary and Effect of Recently Issued Accounting Standards

The preparation of the Company's financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP), as interpreted by the Securities and Exchange Commission. Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2003, The Financials Accounting Standards Board issued FASB Interpretation Number 46-R. "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment is a variable interest entity that should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity, which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." This statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transaction." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real restate time-sharing transactions. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result if the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-based payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R)( requires that the cost of share-based payment for transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (33) for all non-public entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(r) on the Company's financial statements.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results of operations, or cash flows.

Cash and Cash Equivalents
For financial statement presentation purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives, which is five years.

Long-lived Assets
The Company reviews the value of its non-current assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded if the sum of the future cash flows is less than the carrying amount of the asset.  The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.  Such assessments did not result in any adjustment to the value of non-current assets.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Revenue from product sales is recognized when delivery has occurred, persuasive evidence of an agreement exists, the amount is fixed or determinable and no further obligation exists and collectability is probable.  Generally, title passes on the date of shipment.  Cost of products sold consists of the cost of raw materials and labor related to the corresponding sales transaction.

Loss Per Share
The basic (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year.

On December 31, 2004, the Company has potentially dilutive securities outstanding in the form of 30,000,000 shares of preferred stock that can each be exchanged for 20 shares of common stock. These shares are not considered in the presentation of loss per share as their inclusion would be anti-dilutive.

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

Stock Based Compensation
The Company periodically issues stock to various service providers as a form of compensation. The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  The services are valued at the fair market value of the services performed.

Note 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has accumulated a $2,717,563 loss during its development phase, and had a loss from operations in 2004 and 2003. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its success in developing additional capital.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

Xynergy has engaged an attorney for the preparation of a Private Placement Memorandum for a convertible debt offering.

Note 3. STOCKHOLDERS' EQUITY

Initially, the Company had 10,000,000 shares of preferred stock authorized at a $0.001 par value and 50,000,000 common shares authorized at a $0.001 par value. On January 31, 1994, the Company increased the preferred stock authorized to 50,000,000 shares and the authorized common stock to 250,000,000 shares.

In 1993, the Company founder was issued 20,000,000 common shares to cover the $36,754 costs of organization and registration. Afterward, 1,000,000 common shares were issued in a public offering for $100,000 less $8,910 offering expenses; 3,000,000 common shares were issued through the exercise of the "A" and "B" Warrants for $1,250,000 see "Exercise of Warrants" below; 700,000 shares were issued for services valued at $70; 5,400,000 shares were issued through the exercise of options for $70,526 and 1,500,000 shares were issued through the exercise of options by subscriptions receivable of $37,350. The total common stock issued and outstanding was 31,600,000 shares.

On January 22, 2002 the Company authorized a reverse stock split of common shares at one hundred to one (100:1) leaving 316,000 post-split common shares outstanding as of that date. The Company subsequently increased par value of its common shares to $0.001 each. The reverse split has been retroactively applied to the Statement of Stockholders' Equity.

Afterward, the Company issued a net of 1,000,000 post-split common shares for company acquisitions valued at $1,000; 13,000,000 post-split common shares were issued to and are held by the Company's subsidiaries to assist in their capitalization; a net of 1,250,000 post-split common shares (3,750,000-2,500,000) were issued through the exercise of options by subscriptions receivable with total cash proceeds of $20,250; and 15,534,697 post-split common shares were issued for services valued at $281,760.

On December 31, 2003, 2,000,000 shares of common stock issued to Raquel Zepeda from the exercise of options through the Think Blots acquisition were canceled. With an exercise price of $.10, Ms. Zepeda had signed a Promissory Note to the Company for payment. The Note and stock were canceled, however the options have no expiration date and remain in effect.

In July, 2004, the Company increased its authorized shares to 900,000,000 for common stock and 100,000,000 for preferred stock.

On August 8, 2004 the Company signed an agreement with Indigo Technologies, Inc. ("Indigo") to acquire all their equity interests in exchange for 36,000,000 shares of Xynergy stock. On December 20, 2004, the Company terminated the acquisition of Indigo Technologies, Inc. and canceled the 36,000,000 shares of Xynergy stock issued to Indigo. Additionally, 60,000,000 shares of common stock pending sale through the 504 offering were canceled, leaving subscriptions receivable at $205,000.

Public Offering

In August 1994, the Company completed an initial public offering of its securities. The Company sold 1,000,000 units at $0.10 per unit for gross proceeds of $100,000 on a self-underwritten basis. Expenses of the offering were $8,910. Each unit consists of one share of common stock and one Class "A" Warrant. The Class "A" Warrants' were exercisable for one share of common stock and two Class "B" Warrants at a price of $0.25 each. The Class "B" Warrants were exercisable for one share of common stock and one Class "C" Warrant at a price of $.50 each. The Class "C" Warrants' were to be exercisable for one share of common stock at a price of $1.00 each. The offering costs must be written off against paid in capital and this does not appear in the statement of stockholders' equity.

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

The 4,000,000 shares of common stock issued in the Company's initial public offering and upon exercise of the "A" and "B" Warrants have been publicly traded and the Company has canceled the all of the "C" Warrants.

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

Exercise of Options and Subscriptions Receivable

From the period of 2001 to December 31, 2004, through various consulting and purchase agreements the company issued 10,650,000 options to purchase common stock at exercise prices ranging from $0.025 to $0.10 per share. Because of the need for capital, the Company accepted the exercise of 5,400,000 options that had an exercise price of $0.025 per share for a total of $70,526, instead of $135,000. It is important to note that all shares issued prior to January 22, 2002 have been subjected to a reverse stock split of 100 to 1. Shares issued prior and after this transaction are referred to as "pre-split" and "post split" respectively. (See Note 3, paragraph 3.) Additionally, 2,000,000 options issued for the acquisition of Think Blots, greeting cards were exercised at $0.10 per share through receipt of a note recorded as subscriptions receivable of $200,000; 2,500,000 options were exercised at $0.025 through receipt of notes recorded as subscriptions receivable of $62,500 and 750,000 options were exercised at $0.05 per share through receipt of notes recorded as subscriptions receivable of $37,500. From the 2,500,000 options referred to above, 1,500,000 shares were pre-split, and 1,000,000 were post-split. On December 31, 2003 the Company canceled 2,500,000 common shares and their associated subscriptions receivable of $262,500 because of canceled subscriptions. The Company also expensed $54,750 of subscriptions receivable as not collectable. As of December 31, 2003 the Company has received a net of $20,250 cash for the net of 1,250,000 common shares issued with subscriptions receivable. As of December 31, 2004, the Company has $205,000 in subscriptions receivable that resulted from a 504 offering which was attached to the proposed acquisition of Indigo. As of December 31, 2004 there are 2,000,000 options, which have no expiration date, exercisable to Raquel Zepeda at $.10 per share.

Preferred Stock

The Company has 100,000,000 authorized shares of Preferred Stock with a par value of $0.001 per share, with an issue price and liquidation value of $.01. On December 31, 2003 the Company issued 1,250,000 shares of preferred stock for consulting services valued at $25,000. Each share of preferred stock can be exchanged for 20 shares of common stock thereby having a potential dilutive impact to the number of common shares outstanding. During 2004, the Company issued an additional 38,750,000 preferred stock as compensation to employees.

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

In March of 2004 the Company received a loan of $28,875 for operating expenses pledging 1,500,000 common shares as collateral. The collateral was cashed in by the lender during 2004, resulting in a loss of $31,335.

On August 8, 2004 Xynergy signed an agreement with Indigo Technologies, Inc., a Georgia corporation, to acquire all of Indigo's issued and outstanding stock in exchange for 36,000,000 shares of Xynergy common stock and $300,000 cash to be raised by the sale of Xynergy stock through a $1,000,000 504D offering to an accredited investor. The Company canceled that acquisition in December of 2004 for failure to provide financial statements.

Note 4. INCOME TAXES:

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $506,426, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $2,301,938. The total valuation allowance is a comparable $506,426. Details for the last two years follow

	12/31/04	12/31/03
Deferred Tax Asset	$506,426	$424,793
Valuation Allowance	(506,426)	(424,793)
	$-	$-

The estimated corporate federal net operating losses (NOLs) expire through 2024.

Note 5. NOTES PAYABLE

Notes payable consist of the following:

	12/31/04	12/31/03
Demand Note, Related Parties No Interest	$66,663	$61,939
Demand Note 6% Interest, Due August 2, 2003	$11,200	$10,000

In March, 2004, Xynergy obtained a stock loan for $27,000, using 1,500,000 shares of common stock as collateral. According to the initial terms, the interest was at the rate of prime plus 2 points; the Note was due in three years. The lender cashed in the collateral during 2004.

NOTE 6. SUBSEQUENT EVENTS

In October 2005, Xynergy signed a non-binding letter of intent to acquire the assets of a fitness nutrition and weight-loss company based out of Pompano Beach, Florida.

Item 8.Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

In February, 2004, Xynergy Corporation signed an engagement letter with Weinberg & Co., P.A.CPA. This change was reported in the Company's 8-K filing of Mar ch, 2004 to replace the firm of Henry Schiffer, CPA. The decision to change independent auditors was approved by the Company's Board of Directors. This change was not affected as a result of a dispute or disagreement.

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

In connection with the audits of the Company's financial statements for the year ended December 31, 2003 and through the subsequent period ended as of the date of this report, there were no disagreements ("Disagreements") as defined in Item 304 (a) (1) (iv) and the instructions to Item 304 of Regulation S-K, as amended, promulgated by the Securities and Exchange Commission ("Regulation S-K") with Weinberg on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference to the matter in its reports.

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

On November 22, 2004, the Company engaged De Leon & Company, PA, as its independent auditors for the fiscal year ended December 31, 2004. At no time preceding , 2004 has the Company (or anyone on behalf of the Company) consulted with DeLeon & Company, PA,, on matters regarding the (i) application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with Shelly International or a Reportable Event.

On July 22, 2005 the Company engaged Stark, Winter, Schenkein & Co. LLP as its independent auditors for the fiscal year ended December 31, 2004.

 Item 8A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14c as of the end of the period covered by this Annual Report on form 10-KSB.

PART III

Item 9.Directors,  Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of Xynergy are as follows:

Name	Age	Position
Raquel Zepeda	53	President & Chairman
Edward A. Rose, Jr.	53	Chief Fin. Officer, Director & Corp. Secretary.
Thomas Lupo	55	Director

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

EDWARD A. ROSE, JR. is serving as Chief Financial Officer, Director, and Corporate Secretary. and was previously acting as the Xynergy's due diligence advisor. He has worked with Xynergy in several capacities since January, 2000. Mr. Rose has held positions as Internal Auditor, and Contracts Administrator for several Fortune 500 companies, conducting field due diligence reviews of multimillion dollar operating companies in the U.S. South America, Europe and for corporate acquisitions. Mr. Rose is a CPA licensed in both New York and California and an attorney and a member of the State Bar of California. Mr. Rose holds the additional position of General Manager of Border Motor Parts, Inc., a wholesale distributor of automobile parts in California, Arizona, and Mexico.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Xynergy's officers and directors and persons who own more than 10% of Xynergy's common stock to file reports of ownership and changes in ownership with the Securities Exchange Commission and to furnish Xynergy with copies.

Item 10. Executive Compensation.
Compensation of Officers. No executive officer of Xynergy was paid cash or non-cash compensation in excess of $100,000 during calendar years 2001, 2002, or 2003 and Xynergy filed a Stock Incentive Plan with its September, 2002 S-8. In February 2004, the Company filed an S-8 Registration Statement. The following table sets forth the cash compensation paid by Xynergy to its chief executive officer for services rendered during calendar years 2003, and 2004.

	Annual Compensation (1)
Name &			Stock	Annual
Principal Position	Year	Salary	($) Bonus	($) Compensation
Raquel Zepeda, President	2004	-	-	-
	2003	-	-	-
Edward A. Rose, Jr., CFO	2004	-	-	-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Security Ownership of Management. The following table sets forth information for each person who is known to Xynergy to be the beneficial owner of more than five percent of any class of Xynergy's voting stock and beneficially owned by all of Xynergy's directors and nominees, each of the named executive officers and by all of Xynergy's directors and executive officers as a group:
of Xynergy's directors and executive officers as a group:

				% of Issued	Percentage
	Name and Address of			& Outstng	of Ttl Votes*
Class	Beneficial Owner	No. of Shares	Votes	of Class	All Classes
Common	Raquel Zepeda	5,539,200	5,539,200	3%	71%
	c/o Xynergy Corp.
	18851 NE 29th Ave., #700
	Aventura, FL 33180

	Edward A. Rose, Jr.	500,000	500,000.1%		5%
	c/o Xynergy Corp.
	18851 NE 29th Ave., #700
	Aventura, FL 33180

Preferred	Raquel Zepeda	28,000,000	560,000,000	93%

	Edward A. Rose, Jr.	2,000,000	40,000,000	7%

Common	All executive	6,039,200	6,039,200	3%
	officers & directors
	as a group

As of December 31, 2004, there were 184,636,697 shares of common stock outstanding, with each share entitled to one vote and 30,000,000 preferred stock outstanding with each share entitled to twenty cumulative votes. Therefore, Xynergy has securities outstanding with an aggregate of 784,636,697 shares.Changes in Control.  There are no agreements, arrangements, or pledges of securities of Xynergy, the operation of which may at a subsequent date result in a change of control of Xynergy.

Item 12. Certain Relationships and Related Transactions.
The Company maintains an office in Ms. Zepeda's home in Los Angeles, California.

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

10.12     Trademark No. 2,050,606 for Raquel, Inc. [formerly known as Colecciones de Raquel] Face Logo" incorporated by re ference from Form 10KSB Registration Statement No. 98-WLA-123500 as filed March, 1998..

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

10.30     Dissolution agreement between Xynergy and CSPIE dated August, 2002

10.31     Cancellation Agreement of acquisition of Web Marketing Network, Inc. dated August 26, 2002,

10.32     Acquisition agreement between Voyaware, LLC and Xynergy Corp. dated September, 2002.

10.33     Letter from Todd Beutel to SEC re change in accountants to Henry Schiffer, CPA.

(b) Reports on Form 8-K.

Form 8K was filed on May 23, 2005 announcing the Company's change of auditors to Stark Winter Schenkein & Co., LLP from De Leon & Co.  On May 23, 2005, the Company filed a lawsuit against James M. Farinella and Integrated Capital Partners for the collection of monies owed to Xynergy.

Item 14. Principal Accountant Fees and Services

Our Board of Directors has selected Stark Winter Schenkein & Co., LLP, independent accountants, as our auditors for the year ended December 31, 2004.

Audit Fees

Stark Winter Schenkein & Co., LLP billed us $____ in fees for our anual audit for the year ended December 31, 2004, and DeLeon & Co. billed us $____in fees for our annual audit for the year ended December 31, 2004.  Shelley International billed us $____ in fees for the review of our quarterly financial statements for the year.

Shelly International billed us $____ in fees for our annual audit for the year ended December 31, 2003, and  $____ in fees for the review of the quarterly financial statements for that year.

Audit-Related Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP for assurance and related services that are not reported under Audit Fees above in 2004.

We did not pay any fees to DeLeon & Co. for assurance and related services that are not reported under Audit Fees above in 2004.

We did not pay any fees to Shelley International for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax and All Other Fees

We did not pay any fees to Stark Winter Schenkein & Co., LLP, DeLeon & Co. or Shelly International for tax compliance, tax advice, tax planning or other work during the years ended December 31, 2004 or 2003.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these porcedures, our board of directors pre-approves all services to be provided by Stark Winter Schenkein & Co., LLP, DeLeon & Co., and Shelley International, and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2004 and for the year then ended, none of the hours expended on Stark Winter Schenkein & Co., LLP's engagement to audit those financial statements were attributed to work by persons other than Stark Winter Shenkein & Co., LLp's full time permanant employees.

With respect to the review of our quarterly financial statements for the year ended December 31, 2001, none of the hours expended on Shelley International's engagement to review those financial statements were attributed to work by persons other than Shelley International's full-time, permanant employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XYNERGY CORPORATION

Dated: January 19, 2006	By:	/s/ Raquel Zepeda
Raquel Zepeda
President, Chief Executive Officer & Chairman